Form 10QSB
period 2006-06-30
Premier Commercial Bancorp
filed 2006-08-14
CIK 1358462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period                      to

Premier Commercial Bancorp
(Exact name of small business issuer as specified in its charter)
California	000-57231	32-0120557
(State or other jurisdiction of incorporation)	(File Number)	(IRS Employer Identification No.)

2400 E. Katella Ave., Suite 125, Anaheim, CA 92806
(Address of principal executive offices)

714-978-2552
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of June 30, 2006: 1,823,547

Index

Part I — Financial Information

Item 1.	Consolidated Financial Statements (unaudited except year end)
Consolidated Balance Sheet
June 30, 2006 and December 31, 2005

Consolidated Statements of Income
for three and six months ended
June 30, 2006 and June 30, 2005

Consolidated Statements of Cash Flows
for six months ended
June 30, 2006 and June 30, 2005

Consolidated Statement of Stockholders’ Equity
for six months ended
June 30, 2006 and the year ended December 31, 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan
of Operations

Item 3.	Controls and Procedures

Part II — Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

Certifications

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Premier Commercial Bancorp
Consolidated Balance Sheets
(in thousands)

	30-Jun-06	31-Dec-05
	(unaudited)
Assets
Cash and due from banks	$16,979	$10,773
Federal funds sold	15,480	45,850
Total cash and cash equivalents	32,459	56,623

Securities available for sale	21,339	23,862
Securities held to maturity	6,301	6,341
Loans, net	213,085	182,299
Premises and equipment, net	503	581
Cash surrender value of life insurance	2,960	2,906

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,657	1,217
Accrued interest and other assets	6,776	4,568
Total Assets	$285,080	$278,397

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$83,457	$110,514
Interest-bearing demand - NOW	1,502	2,208
Money Market	98,114	98,543
Savings	500	819
Time certificates of deposit of $100,000 or more	52,779	40,546
Other time certificates	2,923	2,025
Total Deposits	239,275	254,655
Short-term borrowings	—	—
Junior Subordinated Debt Securities	12,372	9,279
Accrued interest and other liabilities	20,241	2,286
Total Liabilities	271,888	266,220
Commitments and contingencies	—	—
Shareholders’ equity
Common stock - no par value; authorized 10,000,000 shares; Issued and outstanding, 1,823,547 shares at June 30, 2006 and December 31, 2005	9,808	9,808
Retained earnings	3,638	2,691
Accumulated other comprehensive income	(254)	(322)
Total shareholders’ equity	13,192	12,177
Total liabilities and shareholders’ equity	$285,080	$278,397

(see accompanying notes)

`

Premier Commercial Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	For the three month period ending		For the six month period ending
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$4,539	$2,106	$8,164	$3,893
Due From & Federal funds sold	176	103	331	196
Investment securities	256	270	518	521
Other interest income	38	18	54	29
	5,009	2,497	9,067	4,639
Interest expense
Interest-bearing demand deposits	1	3	3	6
Money Market	831	340	1,424	686
Savings	1	1	2	1
Time certificates of deposit	522	200	910	321
Short-term borrowings	200	45	230	45
Long-term debt	144	93	288	186
	1,699	682	2,857	1,245

Net interest income	3,310	1,815	6,210	3,394

Provision for credit losses	350	225	600	372

Net interest income after provision for loan losses	2,960	1,590	5,610	3,022
Noninterest income
Referral fees and gain on loan sale	785	604	1,454	1,479
Gain on sale of investment securities	(2)	—	(20)	—
Service charges, fees and other income	25	67	123	118
	808	671	1,557	1,597
Noninterest expense
Salaries and employee benefits	1,462	908	2,890	1,886
Occupancy	107	86	209	172
Equipment	76	64	149	120
Commission paid on loan referrals	232	146	563	603
Professional services	135	83	292	183
Data processing	91	81	170	146
Office related expenses	161	143	295	261
Other	642	259	1,039	402
	2,906	1,770	5,607	3,773
Earnings before income taxes	862	491	1,560	846

Income taxes	340	168	613	281

Net Earnings	$522	$323	$947	$565

Per Share Data
Net earnings - basic	$0.29	$0.18	$0.52	$0.31
Net Earnings - diluted	$0.25	$0.16	$0.45	$0.28

(see accompanying notes)

Premier Commercial Bancorp
Consolidated Condensed Statements of Cash Flow
(in thousands)

	(For the six month period ended)
	30-Jun-06	30-Jun-05
Cash flows from operating activities:
Net earnings	$947	$565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132	108
Provision for loan losses	600	372
Loss (gain) on sale of investment securities	2	20
Other items, net	(1,102)	(629)
Net cash provided by operating activities	579	436

Cash flows from investing activities:
Proceeds from sale and maturity of investment securities	3,019	8,005
Purchases of investment securities	(932)	(6,532)
Net change in loans	(31,387)	(36,132)
Purchases of bank premises and equipment	(54)	(338)
Net cash used in investing activities	(29,354)	(34,997)

Cash flows from financing activities:
Net change in deposits	(15,248)	54,771
Subscriptions from supplemental stock offering in process	16,859	—
Net change in long-term debt	3,000	—
Net cash provided by financing activities	4,611	54,771

Net increase (decrease) in cash and cash equivalents	(24,164)	20,210

Cash and cash equivalents at beginning of year	56,623	30,792
Cash and cash equivalents at end of period	$32,459	$51,002

Supplemental disclosure of cash flow information:
Interest paid	$2,843	$1,227
Income taxes paid	$1,140	$1,055

(see accompanying notes)

Premier Commercial Bancorp
Consolidated Statement of Shareholders’ Equity
(in thousands except shares outstanding)

	For the period ending December 31, 2005

						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2005	1,823,547	$9,808			$1,004	$(93)	$10,719
Stock Split 5 for 4					(1)		(1)
Comprehensive Income:
Net earnings for the year				$1,688	1,688		1,688
Change in unrealized gain (loss) on
Cash Flow Hedge, net of tax				(50)		(50)	(50)
Change in unrealized gain (loss) on available-for-sale securities, net of tax
				(179)		(179)	(179)
Total Comprehensive Income				$1,459
Balance at December 31, 2005	1,823,547	$9,808	$—		$2,691	$(322)	$12,177

	For the six month period ending June 30, 2006

						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,823,547	$9,808	$—		$2,691	$(322)	$12,177
Stock Split 5 for 4
Comprehensive Income:
Net earnings for the year				$947	947		947
Change in unrealized gain (loss) on
Cash Flow Hedge, net of tax				78		78	78
Change in unrealized gain (loss) on available-for-sale securities, net of tax
				(10)		(10)	(10)
Total Comprehensive Income				$1,015
Balance at June 30, 2006	1,823,547	$9,808	$—		$3,638	$(254)	$13,192

(see accompanying notes)

PREMIER COMMERCIAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Premier Commercial Bancorp (the “Company”) and its subsidiary Premier Commercial Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2006, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2006 and December 31, 2005 is as follows:

	(in thousands)
	30-Jun-06	31-Dec-05

Real estate - construction	$15,678	$19,461
Real estate - other	173,371	136,642
Commercial	24,007	27,468
Consumer	2,695	1,301
Gross Loans	215,751	184,872

Deferred loan fees	(177)	(683)
Allowance for loan losses	(2,489)	(1,890)
Net Loans	$213,085	$182,299

The Bank’s loan portfolios consist primarily of loans to borrowers within the Orange and Los Angeles Counties, California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market areas.  As a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.  When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

The Bank’s Allowance for loan losses as a percentage of total loans was 1.15% as of June 30, 2006 and 1.02% as of December 31, 2005.  Management believes that the Allowance for loan losses at June 30, 2006 is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of June 30, 2006, real estate served as the principal source of collateral with respect to approximately 87.7% of our loan portfolio, of which, 82.2% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 58% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of June 30, 2006 and June 30, 2005 amounts to approximately $54.705 million and $23.530 million respectively, of which approximately $1.589 million and $837 thousand are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Because of the nature of its activities, the Company and Bank are from time to time subject to pending and threatened legal actions, which arise out of the normal course of their business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 4 Earnings per share

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Six Months Ending
	30-Jun-06		30-Jun-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$522		$947
Average shares outstanding		1,823,547		1,823,547
Used in Basic EPS	522	1,823,547	947	1,823,547
Dilutive effect of outstanding stock options		276,743		277,822
Used in Diluted EPS	$522	2,100,290	$947	2,101,369

	Three Months Ending		Six Months Ending
	30-Jun-05		30-Jun-05
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$323		$565
Average shares outstanding		1,823,547		1,823,547
Used in Basic EPS	323	1,823,547	565	1,823,547
Dilutive effect of outstanding stock options		204,324		208,097
Used in Diluted EPS	$323	2,027,871	$565	2,031,644

Note 5 Stock Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS123R”) which replaced SFAS 123 and supersedes APB Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested options that are outstanding at December 31, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

During the six months ended June 30, 2006, the Company recognized no stock-based compensation as a result of adopting SFAS 123R, since there were no significant unvested options outstanding at January 1, 2006.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees.”  The following table illustrates the effect on the six months ended June 30, 2005 net income and earnings per share if the Company had applied the fair value provisions of SFAS 123:

(in thousands)
Six Months
Ending
2005
Net income:
As reported	$565
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(74)
Pro forma net income	$491

Basic earnings per share:
As reported	$0.31
Pro forma	0.27

Diluted earnings per share:
As reported	$0.28
Pro forma	0.23

Note 6 Holding Company

On June 25, 2004, Premier Commercial Bancorp acquired all the outstanding shares of the Bank by issuing 1,823,547 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock in a holding company reorganization transaction.  There was no cash involved in this transaction.

Note 7 Stock Splits

On December 15, 2004, the Bancorp’s Board of Directors approved a 5-for-4 stock split of the Company’s outstanding common stock effective January 19, 2005

On January 18, 2006, the Bancorp’s Board of Directors approved a 5-for-4 stock split of the Company’s outstanding common stock effective February 1, 2006

All of the per-share data in these financial statements and footnotes have been retroactively adjusted to reflect these splits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the six months ended June 30, 2006.  This analysis should be read in conjunction the unaudited financial statements and notes as set forth in this report.  The Company was formed in 2004 for the purpose of becoming the holding company for the Bank, which reorganization was effective June 25, 2004. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Premier Commercial Bancorp.

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

EXECUTIVE OVERVIEW

General

Premier Commercial Bancorp (the “Company”) (OTC Bulletin Board PCBP.OB) is a California corporation organized in 2004 to act as the holding company for Premier Commercial Bank (the “Bank”), a bank serving Orange and Los Angeles Counties.  Effective June 25, 2004, the Company acquired all of the outstanding stocks of the Bank in a holding company formation transaction.

The Company reported improved financial results driven by the ongoing economic strength in its market areas.  Net income for the three months ended June 30, 2006 increased 61.6% to $522 thousand compared to $323 thousand for the comparable period in 2005.  Net income for the six months ended June 30, 2006 increased 67.6% to $947 thousand compared to $565 thousand for the comparable period in 2005.  The asset sensitivity of the balance sheet, loan growth, and a 22.2% increase in the net interest margin over the comparable quarters were all factors contributing to the growth in earnings.

Non-interest income for the three months ended June 30, 2006 increased 20.4% to $808 thousand compared to $671 thousand for the comparable period in 2005.  Non-interest income for the six months ended June 30, 2006 decreased 2.5% to $1.557 million compared to $1.597 million for the comparable period in 2005.

Non-interest expense for the three months ended June 30, 2006 increased by 64.2% or $1.1 million to $2.9 million compared to the same period in 2005.  Non-interest expense for the six months ended June 30, 2006 increased by 48.6% or $1.8 million to $5.6 million compared to the same period in 2005.  Expense increases were primarily attributed to increases in salary and employee benefits.

Net loans increased $30.8 million or 16.9% during the six months ending June 30, 2006 compared to an increase of $35.8 million or 36.9% during the same period in 2005.  Real Estate loans increased $32.9 million and Commercial loans decreased $3.4 million during the first six months of 2006.

Deposits decreased $15.3 million or 6.0% during the first six months of 2006 compared to an increase of $54.8 or 36.7% during the same period in 2005.  Non-interest bearing demand deposits decreased $27.0 million while interest bearing deposits grew $11.7 million during the six month period ending June 30, 2006.  The increase in TCD’s was primarily due to the increase in interest rates.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Summary of Operations:
Interest Income	$5,009	$2,497	100.60%	$9,067	$4,639	95.45%
Interest Expense	1,699	682	149.12%	2,857	1,245	129.48%
Net Interest Income	3,310	1,815	82.37%	6,210	3,394	82.97%
Provision for Loan Loss	350	225	55.56%	600	372	61.29%

Net Interest Income After Provision for Loan Losses	2,960	1,590	86.16%	5,610	3,022	85.64%
Noninterest Income	808	671	20.42%	1,557	1,597	-2.50%
Noninterest Expense	2,906	1,770	64.18%	5,607	3,773	48.61%

Income Before Income Taxes	862	491	75.56%	1,560	846	84.40%
Income Taxes	340	168	102.38%	613	281	118.15%

Net Income	$522	$323	61.61%	$947	$565	67.61%

Per Share Data:
Earnings Per Share - Basic	$0.29	$0.18	61.11%	$0.52	$0.31	67.74%
Earnings Per Share - Diluted	$0.25	$0.16	56.25%	$0.45	$0.28	60.71%
Book Value	$7.23	$6.16	17.37%	$7.23	$6.16	17.37%

Common Outstanding Shares:	1,823,547	1,823,547	0.00%	1,823,547	1,823,547	0.00%
(Adjusted for 5-for-4 stock split)

Statement of Financial Condition Summary:
Total Assets				$285,080	$222,469	28.14%
Total Deposits				239,275	203,799	17.41%
Total Net Loans				213,085	132,727	60.54%
Allowance for Loan Losses				2,489	1,425	74.67%
Total Shareholders’ Equity				13,192	11,240	17.37%

Selected Ratios:
Return on Average Assets	0.77%	0.71%	8.45%	0.72%	0.64%	12.50%
Return on Average Equity	16.84%	11.88%	41.75%	15.59%	10.51%	48.33%
Net interest margin	5.14%	4.37%	17.62%	5.00%	4.17%	19.90%
Average Loans as a Percentage of Average Deposits	71.75%	78.67%	-8.80%	70.47%	79.21%	-11.03%
Allowance for Loan Losses to Total Loans				8.49%	1.06%	1.15%
Tier I Capital to Average Assets	6.55%	7.97%	-17.82%	6.55%	7.97%	-17.82%
Tier I Capital to Risk-Weighted Assets	6.81%	8.96%	-24.00%	6.81%	8.96%	-24.00%
Total Capital to Risk-Weighted Assets	9.94%	11.15%	-10.85%	9.94%	11.15%	-10.85%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROE.  Our net income increased 61.6%, to $522 thousand for the quarter ended June 30, 2006 from $323 thousand for the same period in 2005.  Net income increased 67.6% to $947 thousand on for the six months ended June 30, 2006 from $565 thousand for the same period in 2005.  Improvement in the Company’s net interest margin, loan growth of 16.9%, and the general asset sensitivity of our balance sheet were all factors contributing to the strong growth in earnings.  Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2006 were $0.29, and $0.25 up from $0.18 and $0.16 for the quarter ended June 30, 2005.  Basic and diluted earnings per share (EPS) for the six months ended June 30, 2006 were $0.52, and $0.45 up from $0.31 and $0.28 for the six months ended June 30, 2005.  The increase in EPS was a direct result of the $2.8 million or 83.0% increase in net interest income.  ROE for the quarter ending June 30, 2006, increased to 16.8% compared to 11.9% for the same period in 2005.  For the six months ended June 30, 2006 and June 30, 2005, the ROE was 15.6% and 10.5%, respectively.

Return on Average Assets.  Our return on average assets, or ROA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROA for the quarter ended June 30, 2006 was 0.77% compared to 0.71% for the same period in 2005.  For the six months ended June 30, 2006 and June 30, 2005, the ROA was 0.72% and 0.64%, respectively.

Asset Quality.  For all banks’s and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of non-performing loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company.  Non-performing loans totaled $117 thousand at June 30, 2006, compared to $0 at December 31, 2005 and $0 at June 30, 2005.  Non-performing loans as a percentage of total loans increased to 0.06% as of June 30, 2006, compared to 0% at December 31, 2005 and 0% as of June 30, 2005.  Net charge-offs to average loans were 0% for the six months ended June 30, 2006 and December 31, 2005.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 2.4% to $285.1 million as of June 30, 2006 from $278.4 million as of December 31, 2005 and $222.5 million or 28.1% as of June 30, 2005.  Total deposits decreased to $239.3 million as of June 30, 2006 compared to $254.5 million or -6.0% as of December 31, 2005 and increased from $203.8 million or 17.4% as of June 30, 2005.  Gross loans increased to $215.6 million as of June 30, 2006 compared to $184.2 million or 17.0% as of December 31, 2005 and $134.3 million or 60.7% as of June 30, 2005.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio decreased (improved) to 72.2% for the first six months of 2006 compared to 75.6% for the same period in 2005, due to increases in revenue exceeding the increase in operating expenses.  Net interest income before provision increased 48.60% to $6.2 million for the six months ended June 30, 2006, while operating expenses increased 63.8% to $5.6 million.

Economic Conditions

 Current economic data, including financial data and earnings reports of other community banks located in Southern California suggests that the local economy is stable.  Based on local economic indicators, management believes the economy will continue to remain stable during the remainder of 2006, with a moderate increase in interest rates.  The Bank believes that it will continue to demonstrate growth in both deposits and loans during the remainder of 2006.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005, and the six months ended June 30, 2006 compared to the six months ended June 30, 2005, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future.

RESULTS OF OPERATIONS

Net Income

Net income of $522 thousand for the three months ended June 30, 2006, reflects a $199 thousand or 61.6% increase over the like period in 2005.  Net income of $947 thousand for the six months ended June 30, 2006, reflects a $382 thousand or 67.6% increase over the like period in 2005.  The increase in net income and profitability for the six months ended June 30, 2006 was due primarily to the increase in net interest income and partially offset by the increase in other operating expense, due to the continued growth of the Company.

Net Interest Income

Net interest income is the Company’s largest source of operating income and is derived from interest and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities.  The most significant impact on the Company’s net interest between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities.  The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following table presents for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earnings assets, as well as interest expense and rates paid on average interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$214,280	$4,539	8.47%	$118,015	$2,106	7.14%
Investment securities	27,614	$256	3.71%	34,323	$270	3.15%
Federal funds sold	14,109	176	4.99%	12,496	103	3.30%
Interest-earning deposits with other institutions	1,775	38	8.56%	1,139	18	6.32%
Total average interest-earning assets	257,778	5,009	7.77%	165,973	2,497	6.02%
Other assets	16,439			15,987
Less allowance for loan losses	(2,255)			(1,200)
Total average assets	$271,962			$180,760

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$1,967	$1	0.20%	$4,176	$3	0.29%
Money Market	101,811	831	3.26%	66,606	340	2.04%
Savings	730	1	0.55%	768	1	0.52%
Time certificates of deposits	50,857	522	4.11%	22,241	200	3.60%
Total average interest-bearing deposits	155,365	1,355	3.49%	93,791	544	2.32%

Short-term borrowings	15,375	200	5.20%	2,966	45	6.07%
Long-term debt	9,313	144	6.18%	6,186	93	6.01%
Total interest-bearing liabilities	180,053	1,699	3.77%	102,943	682	2.65%

Demand deposits	74,948			66,101
Other liabilities	4,560			845
Shareholders’ equity	12,401			10,871
Total average liabilities and shareholders’ equity	$271,962			$180,760
Net interest income		$3,310			$1,815
Net interest margin			5.14%			4.37%

AVERAGE BALANCE SHEET INFORMATION

	For the six months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$204,636	$8,164	7.98%	$115,616	$3,893	6.73%
Investment securities	27,956	$518	3.71%	35,133	$521	2.97%
Federal funds sold	14,143	331	4.68%	11,147	196	3.52%
Interest-earning deposits with other institutions	1,608	54	6.72%	994	29	5.84%
Total average interest-earning assets	248,343	9,067	7.30%	162,890	4,639	5.70%
Other assets	15,513	15,765
Less allowance for loan losses	(2,113)			(1,167)
Total average assets	$261,743			$177,488

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$2,009	$3	0.30%	$4,112	$6	0.29%
Money Market	96,015	1,424	2.97%	66,477	686	2.06%
Savings	800	2	0.50%	742	1	0.27%
Time certificates of deposit	46,869	910	3.88%	21,169	321	3.03%
Total average interest-bearing deposits	145,693	2,339	3.21%	92,500	1,014	2.19%

Short-term borrowings	8,997	230	5.11%	2,794	45	3.22%
Long-term debt	9,296	288	6.20%	6,186	186	6.01%
Total interest-bearing liabilities	163,986	2,857	3.48%	101,480	1,245	2.45%

Demand deposits	81,916			64,310
Other liabilities	3,689			944
Shareholders’ equity	12,152			10,754
Total average liabilities and shareholders’ equity	$261,743			$177,488
Net interest income		$6,210			$3,394	4.17%
Net interest margin			5.00%

Net interest income increased 82.3% for the quarter ended June 30, 2006 and 83.0% for the six months ended June 30, 2006 as compared to the same periods in 2005, as interest earned on higher loan volumes coupled with increases in the prime lending rate, outweighed the effect of a higher cost of funds.  The yield on interest-earning assets increased to 7.8% for the current quarter, as compared to 6.9% in the immediately preceding quarter and 6.0% a year ago.  The cost of total interest-bearing liabilities increased to 3.8% for the current quarter, as compared to 3.0% in the immediately preceding quarter and 2.7% a year ago.

Net interest margin for the three months ended June 30, 2006 was 5.14% compared to 4.37% for the three months ended 2005.  This represents an increase of 77 basis points or 17.6%.  Net interest margin for the six months ended June 30, 2006 was 5.00% compared to 4.17% for the six months ended 2005.  This represents an increase of 83 basis points or 19.9%.  This increase was primarily due to the increase in the prime lending rate coupled with the change in the mix of earning assets.  The table below indicates a decrease in the investment portfolio from 21.6% of average earning assets as of June 30, 2005 to 11.3% as of June 30, 2006.  The table also indicates an increase in the loan portfolio from 71.0% of average earning assets as of June 30, 2005 to 82.4% as of June 30, 2006:

	(dollars in thousands)
		Percent of		Percent of
	June	Earning	June	Earning
	2006	Assets	2005	Assets
Federal Funds Sold	$14,143	5.69%	$11,147	6.84%
Gross Loans	204,636	82.40%	115,616	70.98%
Investments	27,956	11.26%	35,133	21.57%
Interest-earning deposits with other institutions	1,608	0.65%	994	0.61%
Total Average Earning Assets	$248,343	100.00%	$162,890	100.00%

                       For the three months ended June 30, 2006, the average prime rate was 7.89%, the average Fed Fund rate was 4.99%, and the yield on the investment portfolio averaged 3.71%.  During the three months ended June 30, 2005 the average prime rate was 5.91%, the average Fed Fund rate was 3.30%, and the Bank’s investment portfolio posted an average yield of 3.15%.  For the six months ended June 30, 2006, the average prime rate was 7.66%, the average Fed Fund rate was 4.68%, and the yield on the investment portfolio averaged 3.71%.  During the six months ended June 30, 2005 the average prime rate was 5.67%, the average Fed Fund rate was 3.52%, and the Bank’s investment portfolio posted an average yield of 2.97%.  This increase was primarily due to the 200 basis point increase in the prime lending rate over the past twelve months.

Interest expense for the three months ended June 30, 2006 totaled $1.7 million, which reflects an increase of $1.0 million or 149.1% over the like period in 2005.  Interest expense for the six months ended June 30, 2006 totaled $2.9, which reflects an increase of $1.6 million or 129.5% over the like period in 2005.  The increase in interest expense was due to an increase in interest bearing deposits coupled with rising interest rates.  The schedule shown below indicates that interest bearing time deposits increased $27.7 million or 98.9% from June of 2005 to June of 2006.  During the same period, noninterest bearing deposits decreased $12.3 million or 12.9%.

	(dollars in thousands)
	June	June	Dollar	Percent
	2006	2005	Variance	Variance
Non-interest bearing deposits	$83,457	$95,802	$(12,345)	-12.89%
Interest bearing deposits	100,116	79,985	20,131	25.17%
Interest bearing time	55,702	28,012	27,690	98.85%
Total Deposits	$239,275	$203,799	$35,476	17.41%

The average cost of funds for the three months ended June 30, 2006 increased 112 basis points from 2.65% in June of 2005 to 3.77% in June of 2006.  The average cost of funds for the six months ended June 30, 2006 increased 103 basis points from 2.45% in June of 2005 to 3.48% in June of 2006.  The Company anticipates a continued increase in its cost of funds during the balance of this year.

Noninterest Income

Noninterest income for the three months ended June 30, 2006 was $808 thousand compared to $671 thousand for the same period in 2005.  Noninterest income for the six months ended June 30, 2006 was $1.557 million compared to $1.597 million for the same period in 2005.  That represents a decrease of $40 thousand or -2.5%.

Referral fees and gain on sale of loans for the three months ended June 30, 2006 totaled $785 thousand , which represents an increase of $181 thousand or 30.0% over the same period in 2005.  Referral fees and gain on sale of loans for the six months ended June 30, 2006 totaled $1.454 million, which represents a decrease of $25 thousand or -1.7% over the same period in 2005.

Service charges fee and other noninterest income for the three months ended June 30, 2006 was $25 thousand compared to $67 thousand for the same period in 2005.  Other noninterest income for the six months ended June 30, 2006 was $123 thousand compared to $118 thousand for the same period in 2005.  That represents an increase of $5 thousand or 4.2%.

Operating Expenses

Salary and employee benefits for the three months ended June 30, 2006 totaled $1.462 million, which reflects an increase of $554 thousand or 61.0% over the like period in 2005.  Salary and employee benefits for the six months ended June 30, 2006 totaled $2.890 million, which reflects an increase of $1.0 million or 53.2% over the like period in 2005.  This increase is attributed to significant staff increases, coupled with an increase in commission based compensation, and an increase in benefit and other personnel expenditures.

Occupancy expense for the three months ended June 30, 2006 totaled $107 thousand, which reflects an increase of $21 thousand or 24.4% over the same period in 2005.  Occupancy expense for the six months ended June 30, 2006 totaled $209 thousand, which reflects an increase of $37 thousand or 21.5% over the same period in 2005.  This was primarily due to an increase in rental expenses related to additional office space and an increase in premises depreciation expenses.

Equipment expense for the three months ended June 30, 2006 totaled $76 thousand, which reflects an increase of $12 thousand or 18.8% over the same period in 2005.  Equipment expense for the six months ended June 30, 2006 totaled $149 thousand, which reflects an increase of $29 thousand or 24.2% over the same period in 2005.  This was primarily due to an increase in depreciation and maintenance expense related to the acquisition of new IT equipment.

Professional services for the three months ended June 30, 2006 totaled $135 thousand, which reflects an increase of $52 thousand or 62.7% over the same period in 2005.  Professional services for the six months ended June 30, 2006 totaled $292 thousand, which reflects an increase of $109 thousand or 59.6% over the same period in 2005.  This was primarily due to the increased scope and coverage of the Company’s consulting and third party audit assignments.

Data processing expense for the three months ended June 30, 2006 totaled $91 thousand, which reflects an increase of $10 thousand or 12.3% from the same period in 2005.  Data processing expense for the six months ended June 30, 2006 totaled $170 thousand, which reflects an increase of $24 thousand or 16.4% from the same period in 2005.  This was primarily due to an increase in core processing fees coupled with the continued growth of the Bank.

Office related expense for the three months ended June 30, 2006 totaled $161 thousand, which reflects an increase of $18 thousand or 12.6% over the same period in 2005.  Office related expense for the six months ended June 30, 2006 totaled $295 thousand, which reflects an increase of $34 thousand or 13.0% over the same period in 2005.  This was primarily due to an increase in telephone expense and courier expenses coupled with an increase in stationary and supplies due to the continued growth of the Bank.

Other expense for the three months ended June 30, 2006 totaled $642 thousand, which reflects an increase of $383 thousand or 147.9% over the same period in 2005.  Other expense for the six months ended June 30, 2006 totaled $1.039 million, which reflects an increase of $637 thousand or 158.5% over the same period in 2005.  This increase represents an increase in several expense accounts such as travel and entertainment, third-party fees, Fed transaction fees due to the continued growth of the Bank, coupled with a portion of organizational expense related to the opening of Premier Commercial Bank Arizona.

Loan Related Data

The Company has taken several positive steps over the past year to improve upon the overall credit administration of the Bank.  The Company has implemented additional controls to ensure the quality of the overall credit portfolio.  The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm.  The Bank’s credit portfolio continues to be reviewed by our outside loan review firm every three months and it is the opinion of management as well as the outside credit review firm that there are no significant weaknesses in the credit portfolio.

On a comparative basis, problem loans and loan related data are detailed in the following tables:

	June	December	June
	2006	2005	2005
Charge offs	$—	$—	$—
Recoveries	—	—	—
OREO	—	—	—
Nonaccrual Loans	—	—	—
Accruing loans over 90 days past due	117	—	—
Allowance for Loan Loss	2,489	1,890	1,425
Period-end Gross Loans	215,751	184,872	134,152

	June	December	June
Ratio comparison to Period-end Gross Loans to	2006	2005	2005
Charge offs	0.00%	0.00%	0.00%
Recoveries	0.00%	0.00%	0.00%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.00%	0.00%	0.00%
Accruing loans over 90 days past due	0.05%	0.00%	0.00%
Allowance for Loan Loss	1.15%	1.02%	1.06%

Allowance for Loan Losses

The Bank made additions of $0.6 million to its allowance for loan losses during the six month period ended June 30, 2006.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at June 30, 2006 is adequate.  The allowance on that date was 1.15% of total loans, compared to 1.02% at December 31, 2005 and 1.06% at June 30, 2005.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $117 thousand as of June 30, 2006, compared to no nonaccrual loans at June 30, 2005.  Due to the strength of our guarantor, no loss is anticipated at this time.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

Effective June 30, 2006, the Company issued a series of trust preferred securities in the amount of $3 million.  Of this $3 million, the Company contributed $1.5 million to the Bank and retained $1.5 million at the holding company level.  In addition, the Company issued $9.0 million of these securities in prior issuances. These securities are classified as junior subordinated debt on the balance sheet

Capital

Total shareholders’ equity at June 30, 2006 totaled $13.192 million compared to $12.177 million at December 31, 2005, for an increase of $1.015 million or 8.3%.  This increase is due to an increase in net income of $947 thousand, a decrease in the market value of the investment portfolio of $10 thousand, and change in market value on Cash Flow Hedges of $78 thousand.

The Company maintains the Tier I Capital (to Average Assets) and Tier I Capital (to Risk Weighted Assets) capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The Company maintains the Total Capital (to Average Assets) capital ratio slightly below the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	June	Dec.
	“Well-Capitalized”	Minimum Ratio	2006	2005
Tier I Capital (to Average Assets)	5.00%	4.00%	6.6%	6.8%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	6.8%	7.2%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	9.9%	10.2%

The significant asset growth, led primarily by substantial loan growth in the first six months decreased the Tier I Capital ratio 20 basis points to 6.6% and the Total Capital to Risk Weighted Assets ratio 30 basis points to 9.9%. However, on July 17, 2006, the Company completed a supplemental offering that raised $17.5 million, net of costs.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our ALCO Committee and Board of Directors.  This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet instruments.

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $8.0 million and two credit lines with FHLB totaling $86.023 million.  There were no advances against these lines as of June 30, 2006.

Interest Rate Sensitivity

The Bank closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads.  An analysis is performed quarterly to determine the various interest sensitivity gaps, the economic value of equity and earnings at risk.  The reports indicate that the Bank is asset sensitive, meaning that when interest rates change, assets (loans) will reprice faster than short-term liabilities (deposits).  Therefore, higher interest rates improve short-term profits and lower rates decrease short-term profits.

The asset liability reports as of June 30, 2006 indicate that the Bank has an actual dollar risk exposure of $909 thousand if interest rates fall 100 basis points.  This represents a 6.7% risk to interest income.  The Economic Value of Equity is 10.24% at zero basis points and 10.32% at a negative 100 basis points.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk (in $1,000)	(1,947)	(909)	0	788	1,585
Percent of Risk	-14.4%	-6.7%	0.00%	5.8%	11.7%

Assumptions are inherently uncertain and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit, and interest rate hedges (cash flow hedges and fair value hedges). Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements, including the note’s thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Bank’s Form 10-KSB for the year ended December 31, 2005.

Our accounting policies are integral to understanding the results reported.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Available-for-Sale Securities

The fair value of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Loan Referral Fees

The Company has loan referral programs with several regional banks. Under these programs, the Company solicits and underwrites loans and then refers the completed loan file to a participating regional bank for final approval and funding. The Company recognizes loan referral fees into income upon funding of the loan by the regional bank. The participating regional banks establish the underwriting criteria for the loans and the Company has no recourse liability on these loans other than normal industry provisions for fraud by the Company.

The Company selects loans for inclusion in the loan referral program that it does not want to fund internally based on several factors. Generally loans are not funded internally if they are long term fixed rate loans, exceed the Company’s loan limits, pose unusual risk factors, are geographically out of the Company’s primary service area, do not include other beneficial banking arrangements or if they would negatively impact the Company’s capital ratios, interest rate risk or concentrations of certain loan types.

Gain on Sale of Loans

To calculate the gain (loss) on sale of loans, Premier Commercial Bancorp’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/0) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

ITEM 3 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosures controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II  — OTHER INFORMATION

ITEM 6.  Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER COMMERCIAL BANCORP

Date: August 11, 2006	/s/ Kenneth J. Cosgrove
Kenneth J. Cosgrove
Chairman and Chief Executive Officer

Date: August 11, 2006	/s/ Viktor R. Uehlinger
Viktor R. Uehlinger
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Sequential Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002