Form 10QSB
period 2006-09-30
Premier Commercial Bancorp
filed 2006-11-13
CIK 1358462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of October 31, 2006: 2,635,491

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

Premier Commercial Bancorp

Consolidated Balance Sheets

(in thousands)

	30-Sep-06	31-Dec-05
	(unaudited)
Assets
Cash and due from banks	$10,805	$10,773
Federal funds sold	35,835	45,850
Total cash and cash equivalents	46,640	56,623

Securities available for sale	21,542	23,862
Securities held to maturity	5,895	6,341
Loans, net	229,654	182,299
Premises and equipment, net	466	581
Cash surrender value of life insurance	2,987	2,906
Federal Reserve Bank and
Federal Home Loan Bank stock, at cost	1,715	1,217
Accrued interest and other assets	8,179	4,568
Total Assets	$317,078	$278,397

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$87,954	$110,514
Interest-bearing demand - NOW	1,789	2,208
Money Market	111,921	98,543
Savings	585	819
Time certificates of deposit of $100,000 or more	65,142	40,546
Other time certificates	2,244	2,025
Total Deposits	269,635	254,655
Short-term borrowings	—	—
Junior Subordinated Debt Securities	12,372	9,279
Accrued interest and other liabilities	3,957	2,286
Total Liabilities	285,964	266,220
Commitments and contingencies	—	—
Shareholders’ equity
Common stock - no par value; authorized 10,000,000 shares; Issued and outstanding, 2,635,491 shares at September 30, 2006 and 1,823,547 shares at December 31, 2005	27,459	9,808
Retained earnings	3,865	2,691
Accumulated other comprehensive income	(210)	(322)
Total shareholders’ equity	31,114	12,177
Total liabilities and shareholders’ equity	$317,078	$278,397

(see accompanying notes)

Premier Commercial Bancorp

Consolidated Statements of Income

(in thousands except per share data)

	For the three month period ending		For the nine month period ending
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$4,406	$2,470	$12,570	$6,362
Due From & Federal funds sold	309	293	640	489
Investment securities	274	266	791	788
Other interest income	25	17	78	46
	5,014	3,046	14,079	7,685
Interest expense
Interest-bearing demand deposits	1	2	5	8
Money Market	992	455	2,417	1,141
Savings	1	1	1	2
Time certificates of deposit	707	229	1,617	550
Short-term borrowings	—	—	230	45
Long-term debt	202	94	490	280
	1,903	781	4,760	2,026

Net interest income	3,111	2,265	9,319	5,659

Provision for credit losses	350	315	950	687
Net interest income after provision for loan losses	2,761	1,950	8,369	4,972
Noninterest income
Referral fees and gain on loan sale	478	1,073	1,932	2,552
Gain on sale of investment securities	—	—	(20)	—
Service charges, fees and other income	92	78	215	196
	570	1,151	2,127	2,748
Noninterest expense
Salaries and employee benefits	1,661	921	4,550	2,807
Occupancy	110	89	319	261
Equipment	73	66	222	186
Commission paid on loan referrals	160	429	754	1,143
Professional services	164	117	455	301
Data processing	86	78	255	224
Office related expenses	193	149	488	410
Other	525	361	1,534	650
	2,972	2,210	8,577	5,982
Earnings before income taxes	359	891	1,919	1,738

Income taxes	132	272	745	553

Net Earnings	$227	$619	$1,174	$1,185

Per Share Data
Net earnings - basic	$0.10	$0.34	$0.60	$0.65
Net Earnings - diluted	$0.09	$0.30	$0.53	$0.57

(see accompanying notes)

Premier Commercial Bancorp

Consolidated Condensed Statements of Cash Flow

(in thousands)

	(For the nine month period ended)
	30-Sep-06	30-Sep-05
Cash flows from operating activities:
Net earnings	$1,174	$1,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	194	162
Provision for loan losses	950	687
Other items, net	(1,934)	(360)
Net cash provided by operating activities	384	1,674

Cash flows from investing activities:
Proceeds from sale and maturity of investment securities	3,442	9,287
Purchases of investment securities	(990)	(7,499)
Net change in loans	(48,306)	(72,632)
Purchases of bank premises and equipment	(79)	(386)
Net cash used in investing activities	(45,933)	(71,230)

Cash flows from financing activities:
Net change in deposits	15,112	73,028
Proceeds from supplemental stock offering	17,454	—
Net change in long-term debt	3,000	—
Net cash provided by financing activities	35,566	73,028

Net increase (decrease) in cash and cash equivalents	(9,983)	3,472

Cash and cash equivalents at beginning of year	56,623	30,792
Cash and cash equivalents at end of period	$46,640	$34,264

Supplemental disclosure of cash flow information:
Interest paid	$4,689	$1,983
Income taxes paid	$1,911	$775

(see accompanying notes)

Premier Commercial Bancorp

Consolidated Statement of Shareholders’ Equity

(in thousands except shares outstanding)

	For the year ending December 31, 2005
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2005	1,823,547	$9,808			$1,004	$(93)	$10,719
Stock Split 5 for 4					(1)	—	(1)
Comprehensive Income:
Net earnings for the year				$1,688	1,688		1,688
Change in unrealized gain (loss) on Cash Flow Hedge, net of tax				(50)		(50)	(50)
Change in unrealized gain (loss) on available-for-sale securities, net of tax				(179)		(179)	(179)
Total Comprehensive Income				$1,459
Balance at December 31, 2005	1,823,547	$9,808	$—		$2,691	$(322)	$12,177

	For the nine month period ending September 30, 2006
						Accumulated
			Additional			Other
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Equity
Balance at January 1, 2006	1,823,547	$9,808	$—		$2,691	$(322)	$12,177
Stock Split 5 for 4
Issued additional shares	799,757	17,454
Stock Awards	12,187	197
Comprehensive Income:
Net earnings for the year				$1,174	1,174		1,174
Change in unrealized gain (loss) on Cash Flow Hedge, net of tax				1		1	1
Change in unrealized gain (loss) on available-for-sale securities, net of tax				111		111	111
Total Comprehensive Income				$1,286
Balance at September 30, 2006	2,635,491	$27,459	$—		$3,865	$(210)	$31,114

(see accompanying notes)

PREMIER COMMERCIAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1 Bases of Presentation:

The accompanying unaudited condensed consolidated financial statements of Premier Commercial Bancorp (the “Company”) and its subsidiary Premier Commercial Bank (the “Bank”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2006, have been included.  The results of operations for interim periods are not necessarily indicative of the results for a full year.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2006, and December 31, 2005, is as follows:

	(in thousands)
	30-Sep-06	31-Dec-05

Real estate - construction	$13,906	$19,461
Real estate - other	186,930	136,642
Commercial	29,448	27,468
Consumer	2,263	1,301
Gross Loans	232,547	184,872

Deferred loan fees	(54)	(683)
Allowance for loan losses	(2,839)	(1,890)
Net Loans	$229,654	$182,299

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

The Bank’s Allowance for loan losses as a percentage of total loans was 1.22% as of September 30, 2006, and 1.02% as of December 31, 2005.  Management believes that the Allowance for loan losses at September 30, 2006, is adequate based upon its analysis of the loan portfolio and the methodologies used for this purpose.

Concentration of Credit Risk.  As of September 30, 2006, real estate served as the principal source of collateral with respect to approximately 86.4% of our loan portfolio, of which, 80.4% is considered commercial real estate (CRE).  Within the makeup of our CRE, approximately 63.8% of our commercial term loans are granted for owner use, which is repaid from the cash flow of the owner’s business.  We believe that this factor coupled with the diversification of business types, location, conservative underwriting and loss history further mitigates the risk in our CRE portfolio.  The Bank targets commercial term loans for owners use as it supports the local business economy.  The Bank believes that owner occupied properties do not carry the same risk as commercial strip centers and other income properties with higher vacancy factors that rely on third parties for repayment.

A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.

Note 3 Commitments and Contingencies

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of September 30, 2006, and September 30, 2005, amounts to approximately $51.088 million and $30.415 million respectively, of which approximately $1.382 million and $1.336 million are related to standby letters of credit, respectively.  The Bank uses the same credit policies in these commitments as for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

The following is a reconciliation of the net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ending		Nine Months Ending
	30-Sep-06		30-Sep-06
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income	$227		$1,174
Average shares outstanding		2,218,823		1,958,985
Used in Basic EPS	227	2,218,823	1,174	1,958,985
Dilutive effect of outstanding stock options		273,130		273,981
Used in Diluted EPS	$227	2,491,953	$1,174	2,232,966

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

During the nine months ended September 30, 2006, the Company recognized no stock-based compensation as a result of adopting SFAS 123R, since there were no significant unvested options outstanding at January 1, 2006.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees.”  The following table illustrates the effect on the nine months ended September 30, 2005, net income and earnings per share if the Company had applied the fair value provisions of SFAS 123:

(in thousands)
Nine Months
Ending
2005
Net income:
As reported	$1,185
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(111)
Pro forma net income	$1,074

Basic earnings per share:
As reported	$0.65
Pro forma	0.59

Diluted earnings per share:
As reported	$0.57
Pro forma	0.51

Note 6 Holding Company

On June 25, 2004, Premier Commercial Bancorp acquired all the outstanding shares of the Bank by issuing 1,823,547 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock in a holding company reorganization transaction.  There was no cash involved in this transaction..

Note 7 Stock Offering

On April 19, 2006, the Bancorp’s Board of Directors approved the sale of 799,757 shares of common stock. The stock offering closed on July 17, 2006.

Note 8 Stock Splits

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the nine months ended September 30, 2006.  This analysis should be read in conjunction the unaudited financial statements and notes as set forth in this report.  The Company was formed in 2004 for the purpose of becoming the holding company for the Bank, which reorganization was effective June 25, 2004. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Premier Commercial Bancorp.

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

The Company reported improved financial results driven by the ongoing economic strength in its market areas.  Net income for the three months ended September 30, 2006, decreased 63.3% to $227 thousand compared to $619 thousand for the comparable period in 2005.  Net income for the nine months ended September 30, 2006, decreased 0.9% to $1.174 million compared to $1.185 million for the comparable period in 2005.  The asset sensitivity of the balance sheet, loan growth, a 3.66% increase in the net interest margin over the comparable quarters, off-set by start-up costs for the new Bank in Mesa, Arizona, were all factors contributing to the growth in earnings.

Non-interest income for the three months ended September 30, 2006 decreased 50.5% to $570 thousand compared to $1.151 million for the comparable period in 2005.  Non-interest income for the nine months ended September 30, 2006, decreased 22.6% to $2.127 million compared to $2.748 million for the comparable period in 2005.

Non-interest expense for the three months ended September 30, 2006, increased by 34.5% or $762 thousand to $2.972 million compared to the same period in 2005.  Non-interest expense for the nine months ended September 30, 2006, increased by 43.4% or $2.595 million to $8.577 million compared to the same period in 2005.  Expense increases were primarily attributed to increases in salary and employee benefits, as well as start-up expenses associated with the new Bank in Mesa, Arizona.

Net loans increased $47.4 million or 26.0% during the nine months ending September 30, 2006, compared to an increase of $71.947 million or 74.2% during the same period in 2005.  Real Estate loans increased $44.733 million and Commercial loans decreased $1.980 million during the first nine months of 2006.

Deposits increased $15.0 million or 5.9% during the first nine months of 2006 compared to an increase of $72.1 million or 48.0% during the same period in 2005.  Non-interest bearing demand deposits decreased $22.6 million while interest bearing deposits grew $37.5 million during the nine month period ending September 30, 2006.  The increase in TCD’s was primarily due to the increase in interest rates.

SELECTED FINANCIAL INFORMATION

	(in thousands, except share data and ratios)			(in thousands, except share data and ratios)
	Unaudited			Unaudited
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
Summary of Operations:
Interest Income	$5,014	$3,046	64.61%	$14,079	$7,685	83.20%
Interest Expense	1,903	781	143.66%	4,760	2,026	134.95%
Net Interest Income	3,111	2,265	37.35%	9,319	5,659	64.68%
Provision for Loan Loss	350	315	11.11%	950	687	38.28%

Net Interest Income After Provision for Loan Losses	2,761	1,950	41.59%	8,369	4,972	68.32%
Noninterest Income	570	1,151	-50.48%	2,127	2,748	-22.60%
Noninterest Expense	2,972	2,210	34.48%	8,577	5,982	43.38%

Income Before Income Taxes	359	891	-59.71%	1,919	1,738	10.41%
Income Taxes	132	272	-51.47%	745	553	34.72%

Net Income	$227	$619	-63.33%	$1,174	$1,185	-0.93%

Per Share Data:
Earnings Per Share - Basic	$0.10	$0.34	-70.59%	$0.60	$0.65	-7.69%
Earnings Per Share - Diluted	$0.09	$0.30	-70.00%	$0.53	$0.57	-7.02%
Book Value	$11.81	$6.45	83.10%	$11.81	$6.45	83.10%

Common Outstanding Shares:	2,635,491	1,823,547	44.53%	2,635,491	1,823,547	44.53%
(Adjusted for 5-for-4 stock split)

Statement of Financial Condition Summary:
Total Assets				$317,078	$242,184	30.92%
Total Deposits				269,635	222,056	21.43%
Total Net Loans				229,654	168,912	35.96%
Allowance for Loan Losses				2,839	1,739	63.25%
Total Shareholders’ Equity				31,114	11,767	164.42%

Selected Ratios:
Return on Average Assets	0.31%	1.09%	-71.56%	0.58%	1.21%	-52.07%
Return on Average Equity	4.19%	22.27%	-81.19%	10.19%	21.96%	-53.60%
Net interest margin	4.53%	4.37%	3.66%	4.83%	4.20%	15.00%
Average Loans as a Percentage of Average Deposits	74.53%	74.40%	0.17%	71.92%	77.02%	-6.62%
Allowance for Loan Losses to Total Loans				1.22%	1.02%	19.61%
Tier I Capital to Average Assets	10.83%	5.34%	102.81%	10.83%	5.34%	102.81%
Tier I Capital to Risk-Weighted Assets	11.14%	5.92%	88.18%	11.14%	5.92%	88.18%
Total Capital to Risk-Weighted Assets	12.20%	6.79%	79.68%	12.20%	6.79%	79.68%

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPREATING PERFORMANCE

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our shareholders

•                  Return on average assets

•                  Asset quality

•                  Asset growth

•                  Operating efficiency

Return to our shareholders.  Our return to our shareholders is measured in the form of return on average equity, or ROE.  Our net income decreased 63.3%, to $227 thousand for the quarter ended September 30, 2006, from $619 thousand for the same period in 2005.  Net income decreased 0.9% to $1.174 million for the nine months ended September 30, 2006 from $1.185 million for the same period in 2005.  Improvement in the Company’s net interest margin, loan growth of 26.0%, general asset sensitivity of our balance sheet, off-set by start-up expenses for the new Bank in Mesa, Arizona, were all factors contributing to the decrease in earnings.  Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2006, were $0.10, and $0.09 down from $0.34 and $0.30 for the quarter ended September 30, 2005.  Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2006 were $0.60, and $0.53 down from $0.65 and $0.57 for the nine months ended September 30, 2005.  The marginal decrease in EPS was a direct result of the $11.0 thousand or 0.9% decrease in net income~~.~~  ROE for the quarter ending September 30, 2006, increased to 4.19% compared to 22.27% for the same period in 2005.  For the nine months ended September 30, 2006 and September 30, 2005, the ROE was 10.19% and 21.96%, respectively.

Return on Average Assets.  Our return on average assets, or ROA, is a measure we use to compare our performance with other bank’s and bank holding companies.  ROA for the quarter ended September 30, 2006, was 0.31% compared to 1.09% for the same period in 2005.  For the nine months ended September 30, 2006, and September 30, 2005, the ROA was 0.58% and 1.21%, respectively.

Asset Quality.  For all banks and bank holding companies, asset quality has a significant impact on overall financial condition and results of operations.  Asset quality is measured in terms of non-performing loans and assets as a percentage of total assets and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company.  Non-performing loans totaled $118 thousand at September 30, 2006, compared to $0 at December 31, 2005, and $0 at September 30, 2005.  Non-performing loans as a percentage of total loans increased to 0.05% as of September 30, 2006, compared to 0% at December 31, 2005, and 0% as of September 30, 2005.  Net charge-offs to average loans were 0% for the nine months ended September 30, 2006, and December 31, 2005.

Asset Growth.  As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS.  The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth.  Total assets increased 13.9% to $317.078 million as of September 30, 2006, from $278.397 million as of December 31, 2005, and $242.184 million or 30.92% as of September 30, 2005.  Total deposits increased to $296.635 million as of September 30, 2006, compared to $254.655 million or 15.9% as of December 31, 2005, and from $222.056 million or 21.43% as of September 30, 2005.  Gross loans increased to $232.493 million as of September 30, 2006, compared to $184.189 million or 26.23% as of December 31, 2005, and $170.652 million or 36.24% as of September 30, 2005.

Operating Efficiency.  Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  Our efficiency ratio increased (deteriorated) slightly to 74.9% for the first nine months of 2006 compared to 71.2% for the same period in 2005, due to the increase in operating expenses, primary start-up expenses for the new Bank in Mesa, Arizona, which kept pace with the increase in revenue.  Net interest income before provision increased 64.7% to $9.3 million for the nine months ended September 30, 2006, while operating expenses increased 43.4% to $8.6 million.

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

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position and liquidity that occurred, in the three months ended September 30, 2006, compared with the three months ended September 30, 2005, and the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future.

RESULTS OF OPERATIONS

Net Income

Net income of $227 thousand for the three months ended September 30, 2006, reflects a $392 thousand or 63.3% decrease over the like period in 2005.  Net income of $1.174 million for the nine months ended September 30, 2006, reflects an $11 thousand or 0.9% decrease over the like period in 2005.  The decrease in net income and profitability for the nine months ended September 30, 2006, was due primarily to the increase in net interest income, partially offset by a decrease in noninterest income and an increase in other operating expense, primary related to start-up cost for a new bank in Mesa, Arizona.

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

AVERAGE BALANCE SHEET INFORMATION

	For the three months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$221,998	$4,406	7.94%	$145,865	$2,470	6.77%
Investment securities	27,428	274	4.00%	30,152	266	3.53%
Federal funds sold	23,183	309	5.33%	29,989	293	3.91%
Interest-earning deposits with other institutions	1,919	25	5.21%	1,205	17	5.64%
Total average interest-earning assets	274,528	5,014	7.31%	207,211	3,046	5.88%
Other assets	17,886			20,437
Less allowance for loan losses	(2,616)			(1,518)
Total average assets	$289,798			$226,130

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$2,181	$1	0.18%	$2,290	$2	0.35%
Money Market	104,288	992	3.80%	76,584	455	2.38%
Savings	641	1	0.62%	906	1	0.44%
Time certificates of deposits	60,305	707	4.69%	29,867	229	3.07%
Total average interest-bearing deposits	167,415	1,701	4.06%	109,647	687	2.51%

Short-term borrowings	—	—		—	—
Long-term debt	12,372	202	6.53%	6,186	94	6.08%
Total interest-bearing liabilities	179,787	1,903	4.23%	115,833	781	2.70%

Demand deposits	75,557			97,363
Other liabilities	12,796			1,815
Shareholders’ equity	21,658			11,119
Total average liabilities and shareholders’ equity	$289,798			$226,130
Net interest income		$3,111			$2,265
Net interest margin			4.53%			4.37%

AVERAGE BALANCE SHEET INFORMATION

	For the nine months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Loans	$210,487	$12,570	7.96%	$127,400	$6,362	6.66%
Investment securities	27,778	791	3.80%	32,666	788	3.22%
Federal funds sold	17,190	640	4.96%	18,391	489	3.55%
Interest-earning deposits with other institutions	1,713	78	6.07%	1,064	46	5.76%
Total average interest-earning assets	257,168	14,079	7.30%	179,521	7,685	5.71%
Other assets	16,152			17,823
Less allowance for loan losses	(2,282)			(1,307)
Total average assets	$271,038			$196,037

Liabilities and Shareholders’ Equity:
Interest Bearing liabilities:
Deposits
Interest-bearing demand - NOW	$2,067	$5	0.32%	$3,540	$8	0.30%
Money Market	98,803	2,417	3.26%	69,987	1,141	2.17%
Savings	747	1	0.18%	797	2	0.33%
Time certificates of deposit	51,398	1,617	4.19%	24,812	550	2.96%
Total average interest-bearing deposits	153,015	4,040	3.52%	99,136	1,701	2.29%

Short-term borrowings	5,965	230	5.14%	1,967	45	3.05%
Long-term debt	10,333	490	6.32%	6,186	280	6.04%
Total interest-bearing liabilities	169,313	4,760	3.75%	107,289	2,026	2.52%

Demand deposits	79,773			76,604
Other liabilities	6,597			1,351
Shareholders’ equity	15,355			10,793
Total average liabilities and shareholders’ equity	$271,038			$196,037
Net interest income		$9,319			$5,659
Net interest margin			4.83%			4.20%

Net interest income increased 37.4% for the quarter ended September 30, 2006, and 64.7% for the nine months ended September 30, 2006, as compared to the same periods in 2005, as interest earned on higher loan volumes coupled with increases in the prime lending rate, outweighed the effect of a higher cost of funds.  The yield on interest-earning assets increased to 7.3% for the current quarter, as compared to 7.8% in the immediately preceding quarter and 5.9% a year ago.  The cost of total interest-bearing liabilities increased to 4.2% for the current quarter, as compared to 3.8% in the immediately preceding quarter and 2.7% a year ago.

Net interest margin for the three months ended September 30, 2006, was 4.53% compared to 4.37% for the three months ended 2005.  This represents an increase of 16 basis points or 3.7%.  Net interest margin for the nine months ended September 30, 2006, was 4.83% compared to 4.2% for the nine months ended 2005.  This represents an increase of 63 basis points or 15.9%.  This increase was primarily due to the increase in the prime lending rate coupled with the change in the mix of earning assets.  The table below indicates a decrease in the investment portfolio from 18.2% of average earning assets as of September 30, 2005, to 10.8% as of September 30, 2006.  The table also indicates an increase in the loan portfolio from 71.0% of average earning assets as of September 30, 2005, to 81.9% as of September 30, 2006:

	(dollars in thousands)
		Percent of		Percent of
	September	Earning	September	Earning
	2006	Assets	2005	Assets
Federal Funds Sold	$17,190	6.68%	$18,391	10.24%
Gross Loans	210,487	81.85%	127,400	70.97%
Investments	27,778	10.80%	32,666	18.20%
Interest-earning deposits with other institutions	1,713	0.67%	1,064	0.59%
Total Average Earning Assets	$257,168	100.00%	$179,521	100.00%

For the three months ended September 30, 2006, the average prime rate was 8.25%, the average Fed Fund rate was 6.25%, and the yield on the investment portfolio averaged 4.0%.  During the three months ended September 30, 2005, the average prime rate was 5.91%, the average Fed Fund rate was 3.91%, and the Bank’s investment portfolio posted an average yield of 3.53%.  For the nine months ended September 30, 2006, the average prime rate was 6.96%, the average Fed Fund rate was 4.96%, and the yield on the investment portfolio averaged 3.80%.  During the nine months ended September 30, 2005, the average prime rate was 5.55%, the average Fed Fund rate was 3.55%, and the Bank’s investment portfolio posted an average yield of 3.22%.  This increase was primarily due to the 200 basis point increase in the prime lending rate over the past twelve months.

Interest expense for the three months ended September 30, 2006, totaled $1.9 million, which reflects an increase of $1.1 million or 143.7% over the like period in 2005.  Interest expense for the nine months ended September 30, 2006, totaled $4.8 million, which reflects an increase of $2.7 million or 134.9% over the like period in 2005.  The increase in interest expense was due to an increase in interest bearing deposits coupled with rising interest rates.  The schedule shown below indicates that interest bearing deposits increased $72.9 million or 67.0% from September of 2005 to September of 2006.  During the same period, noninterest bearing deposits decreased $25.3 million or 22.4%.

	(dollars in thousands)
	September	September	Dollar	Percent
	2006	2005	Variance	Variance
Non-interest bearing deposits	$87,954	$113,265	$(25,311)	-22.35%
Interest bearing deposits	114,295	68,668	45,627	66.45%
Interest bearing time	67,386	40,123	27,263	67.95%
Total Deposits	$269,635	$222,056	$47,579	21.43%

The average cost of funds for the three months ended September 30, 2006, increased 153 basis points from 2.70% in September of 2005 to 4.23% in September of 2006.  The average cost of funds for the nine months ended September 30, 2006, increased 123 basis points from 2.52% in September of 2005 to 3.75% in September of 2006.  The Company anticipates a continued increase in its cost of funds during the balance of this year.

Noninterest Income

Noninterest income for the three months ended September 30, 2006, was $570 thousand compared to $1.151 million for the same period in 2005.  Noninterest income for the nine months ended September 30, 2006, was $2.127 million compared to $2.748 million for the same period in 2005.  That represents a decrease of $621 thousand or -22.6%.

Referral fees and gain on sale of loans for the three months ended September 30, 2006, totaled $478 thousand, which represents a decrease of $595 thousand or -55.5% over the same period in 2005.  Referral fees and gain on sale of loans for the nine months ended September 30, 2006, totaled $1.932 million, which represents a decrease of $625 thousand or -24.3% over the same period in 2005. The decrease in noninterest income, in particular referral fees and gain on sale of loans was due to the election by management to retain more loans on its books coupled with a more competitive market relative to pricing.

Service charges fee and other noninterest income for the three months ended September 30, 2006, was $92 thousand compared to $78 thousand for the same period in 2005.  Other noninterest income for the six months ended September 30, 2006 was $215 thousand compared to $196 thousand for the same period in 2005.  That represents an increase of $19 thousand or 9.7%.

Operating Expenses

Salary and employee benefits for the three months ended September 30, 2006, totaled $1.661 million, which reflects an increase of $740 thousand or 80.3% over the like period in 2005.  Salary and employee benefits for the nine months ended September 30, 2006, totaled $4.550 million, which reflects an increase of $1.743 million or 62.1% over the like period in 2005.  This increase is attributed to significant staff increases, coupled with an increase in commission based compensation, and an increase in benefit and other personnel expenditures related to the new Bank in Mesa, Arizona.

Occupancy expense for the three months ended September 30, 2006 totaled $110 thousand, which reflects an increase of $21 thousand or 23.6% over the same period in 2005.  Occupancy expense for the nine months ended September 30, 2006, totaled $319 thousand, which reflects an increase of $58 thousand or 22.2% over the same period in 2005.  This was primarily due to an increase in rental expenses related to additional office space and an increase in premises depreciation expenses.

Equipment expense for the three months ended September 30, 2006, totaled $73 thousand, which reflects an increase of $7 thousand or 10.6% over the same period in 2005.  Equipment expense for the nine months ended September 30, 2006, totaled $222 thousand, which reflects an increase of $36 thousand or 19.4% over the same period in 2005.  This was primarily due to an increase in depreciation and maintenance expense related to the acquisition of new IT equipment.

Professional services for the three months ended September 30, 2006, totaled $164 thousand, which reflects an increase of $47 thousand or 40.2% over the same period in 2005.  Professional services for the nine months ended September 30, 2006, totaled $455 thousand, which reflects an increase of $154 thousand or 51.2% over the same period in 2005.  This was primarily due to the increased scope and coverage of the Company’s consulting and third party audit assignments as well as other professional services related to the new Bank in Mesa, Arizona.

Data processing expense for the three months ended September 30, 2006, totaled $86 thousand, which reflects an increase of $8 thousand or 10.3% from the same period in 2005.  Data processing expense for the nine months ended September 30, 2006, totaled $255 thousand, which reflects an increase of $31 thousand or 13.8% from the same period in 2005.  This was primarily due to an increase in core processing fees coupled with the continued growth of the Bank.

Office related expense for the three months ended September 30, 2006, totaled $193 thousand, which reflects an increase of $44 thousand or 29.5% over the same period in 2005.  Office related expense for the nine months ended September 30, 2006, totaled $488 thousand, which reflects an increase of $78 thousand or 19.0% over the same period in 2005.  This was primarily due to an increase in telephone expense and courier expenses coupled with an increase in stationary and supplies due to the continued growth of the Bank and the new Bank in Mesa, Arizona.

Other expense for the three months ended September 30, 2006, totaled $525 thousand, which reflects an increase of $164 thousand or 45.4% over the same period in 2005.  Other expense for the nine months ended September 30, 2006, totaled $1.534 million, which reflects an increase of $884 thousand or 136% over the same period in 2005.  This increase represents an increase in several expense accounts such as travel and entertainment, third-party fees, Fed transaction fees due to the continued growth of the Bank, coupled with a portion of organizational expense related to the opening of the new Bank in Mesa, Arizona.

Loan Related Data

The Company has taken several positive steps over the past year to improve upon the overall credit administration of the Bank.  The Company has implemented additional controls to ensure the quality of the overall credit portfolio.  The Bank has been able to increase the loan portfolio without lowering credit quality, which has been validated by the Bank’s outside credit review firm.  The Bank’s credit portfolio continues to be reviewed by our outside loan review firm on a monthly basis and it is the opinion of management as well as the outside credit review firm that there are no significant weaknesses in the credit portfolio.

On a comparative basis, problem loans and loan related data are detailed in the following tables:

	September	December	September
	2006	2005	2005
Charge offs	$—	$—	$—
Recoveries	—	—	—
OREO	—	—	—
Nonaccrual Loans	118	—	—
Accruing loans over 90 days past due	20	—	—
Allowance for Loan Loss	2,839	1,890	1,739
Period-end Gross Loans	232,547	184,872	171,317

	September	December	September
Ratio comparison to Period-end Gross Loans to	2006	2005	2005
Charge offs	0.00%	0.00%	0.00%
Recoveries	0.00%	0.00%	0.00%
OREO	0.00%	0.00%	0.00%
Nonaccrual Loans	0.05%	0.00%	0.00%
Accruing loans over 90 days past due	0.01%	0.00%	0.00%
Allowance for Loan Loss	1.22%	1.02%	1.02%

Allowance for Loan Losses

The Bank made additions of $1.0 million to its allowance for loan losses during the nine month period ended September 30, 2006.  The Bank evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans, specific categories of classified loans and individual classified assets.  The adequacy of the allowance is determinable only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events.  Based on the analysis performed by the Bank and its outside loan review firm, both believe that the allowance for loan loss at September 30, 2006 is adequate.  The allowance on that date was 1.22% of total loans, compared to 1.02% at December 31, 2005, and 1.02% at September 30, 2005.

Nonaccrual Loans

The Bank had one nonaccrual loan totaling $118 thousand as of September 30, 2006, compared to no nonaccrual loans at September 30, 2005.  Due to the strength of our guarantor, no loss is anticipated at this time.

OREO

The Bank currently has no OREO property on its books.

Trust Preferred Securities

Effective September 30, 2006, the Company issued a series of trust preferred securities in the amount of $3 million.  Of these $3 million, the Company contributed $1.5 million to the Bank and retained $1.5 million at the holding company level.  In addition, the Company issued $9.0 million of these securities in prior issuances. These securities are classified as long term debt on the balance sheet

Capital

Total shareholders’ equity at September 30, 2006, totaled $31.114 million compared to $12.177 million at December 31, 2005, for an increase of $18.957 million or 155.5.3%.  This increase is due to a supplemental offering on July 17, 2006, that raised $17.5 million, net of costs, an increase in net income of $1.174 thousand, an increase in the market value of the investment portfolio of $111 thousand, and change in market value on Cash Flow Hedges of $1 thousand.

The Company maintains the Tier I Capital (to Average Assets) and Tier I Capital (to Risk Weighted Assets) capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The Company maintains the Total Capital (to Average Assets) capital ratio slightly below the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory
	Minimum Ratio
	For	Regulatory	Sep.	Dec.
	“Well-Capitalized”	Minimum Ratio	2006	2005
Tier I Capital (to Average Assets)	5.00%	4.00%	11.5%	6.8%
Tier I Capital (to Risk Weighted Assets)	6.00%	4.00%	11.0	7.2%
Total Capital (to Risk Weighted Assets)	10.00%	8.00%	12.1%	10.2%

On July 17, 2006, the Company completed a supplemental stock offering, that led to the significant increased of the Tier I Capital ratio by 470 basis points to 11.5% and the Total Capital to Risk Weighted Assets ratio by 190 basis points to 11.01%.

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

Our primary sources of liquidity are derived from financing activities that include the acceptance of customer deposits, federal fund purchase lines and a Federal Home Loan Bank advance line.  The Bank currently has two federal fund lines totaling $11.0 million, a revolving line of credit with one of its correspondent banks totaling $2.0 million, and two credit lines with FHLB totaling $86.023 million.  There were no advances against these lines as of September 30, 2006.

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

The asset liability reports as of September 30, 2006, indicate that the Bank has an actual dollar risk exposure of $1.221 million if interest rates fall 100 basis points.  This represents a -8.4% risk to interest income.  The Economic Value of Equity is 9.5% at zero basis points and 9.3% at a negative 100 basis points.

Interest Income and Expense Under Rate Shock

	-200bp	-100bp	0bp	+100bp	+200bp
Net Interest Income
Earnings at Risk (in $1,000)	(2,506)	(1,221)	0	1,043	2,093
Percent of Risk	-17.4%	-8.4%	0.00%	7.2%	14.5%

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

Critical Accounting Policies

This discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements.

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

ITEM 3 – CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

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

PREMIER COMMERCIAL BANCORP

Date:	November 13, 2006	/s/ Kenneth J. Cosgrove
Kenneth J. Cosgrove
Chairman and Chief Executive Officer

Date:	November 13, 2006	/s/ Viktor R. Uehlinger
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