Form 10KSB
period 2006-12-31
Premier Commercial Bancorp
filed 2007-03-30
CIK 1358462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2006 to December 31, 2006

Commission File No. 333-133061

PREMIER COMMERCIAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	32-0120557
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2400 East Katella Ave., Suite 200
Anaheim, California	92806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 978-2552

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The issuer’s revenues for the most recent fiscal year: $22,991,000.

The aggregate value of the voting stocks held by non-affiliates of the issuer as of February 28, 2007, was $32,997,128, based on the average bid and asked prices of such stock.

Number of Registrant’s shares of common stock outstanding at February 28, 2007 was 2,635,491.

Forward-looking Statements

Except for historical information contained herein, the matters discussed in this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent estimates, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning.

We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein.  For a discussion of some of the risks and uncertainties that might cause such a difference, see Item 1. Business; Risk Factors.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I

ITEM 1.          BUSINESS

Premier Commercial Bancorp

We formed Premier Commercial Bancorp (“company” or “our company” or “our holding company”) in 2004 to serve as a holding company for Premier Commercial Bank, Anaheim and Premier Commercial Bank Arizona, Mesa (“Bank” or “our Bank”). Our holding company is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our holding company’s activities consist of owning the outstanding shares of our Bank in Anaheim, California, and our Bank in Mesa, Arizona, Premier Commercial Bancorp Statutory Trust I, Premier Commercial Bancorp Statutory Trust II and Premier Commercial Bancorp Statutory Trust III. Unless the context indicates otherwise, all references in this report to “we”, “us”, and “our” refer to our company and our Bank on a consolidated basis.

Premier Commercial Bank

Premier Commercial Bank, N.A. (the “Bank”) is a national banking association organized under the laws of the United States. The Bank commenced business on November 28, 2001 and conducts a general commercial banking business. The Bank received its charter from and is regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank’s deposit accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of the Federal Reserve System. The Bank’s main and principal executive offices are located at 2400 E. Katella Avenue, Anaheim, California 92806.

General Business

Our Bank currently has one full-service banking office in California providing services to customers in the Orange, Los Angeles, and San Diego Counties. Our principal office is located in Anaheim, California.

Our Bank also operates a loan production/deposit production office in Irvine which principally generates real-estate, commercial and SBA loans in California. Our Bank also has a SBA loan production office in Woodland Hills.

Our Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP, and time certificates of deposits. In addition, our Bank has developed a nationwide SBA lending program as a “preferred lender”. Through this program, we originate and fund both “7(a)” and “504” loans, primarily secured by commercial real estate property and guaranteed up to 85% by the Small Business Administration. Loan products include consumer installment (primarily automobile loans), home equity lines of credit, single-family residential construction loans, on both an owner-occupied and a non-owner basis, single family residential tract loans (over 4 units), commercial construction and permanent loans for office, retail and industrial buildings for owner-occupancy, investment and re-sale, commercial lines of credit, term loans and letters of credit for local businesses.

We fund our lending activities primarily from our core deposit base and our Certificate of Deposit Money Desk. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

Our Bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, traveler’s checks, note collection, wire transfer services, cashiers checks, 24 hour ATM banking services, telephone banking, internet banking, direct deposit, and automatic transfers between accounts. Our Bank is a member of the regional ATM network and offers nationwide ATM access.

Premier Commercial Bank Arizona

Premier Commercial Bank Arizona, N.A. (the “AZ Bank”) is a national banking association organized under the laws of the United States. The Bank commenced business on November 10, 2006 and conducts a general commercial banking business. The Bank received its charter from and is regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank’s deposit accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of the Federal Reserve System. The Bank’s main and principal executive offices are located at 1910 S. Stapley Drive, Mesa, Arizona 85204.

General Business

Our Bank currently has one full-service banking office in Arizona providing services to customers in the Maricopa County and Greater Phoenix area. The principal office is located in Mesa, Arizona.

Our AZ Bank offers a broad range of banking services, including personal and business checking accounts and various types of interest-bearing deposit accounts, including interest-bearing checking, money market, savings, IRA, SEP, and time certificates of deposits. In addition, our AZ Bank has developed a nationwide SBA lending program as a “preferred lender”. Through this program, we originate and fund both “7(a)” and “504” loans, primarily secured by commercial real estate property and guaranteed up to 85% by the Small Business Administration. Loan products include consumer installment (primarily automobile loans), home equity lines of credit, single-family residential construction loans, on both an owner-occupied and a non-owner basis, single family residential tract loans (over 4 units), commercial construction and permanent loans for office, retail and industrial buildings for owner-occupancy, investment and re-sale, commercial lines of credit, term loans and letters of credit for local businesses.

We fund our lending activities primarily from our core deposit base and our Certificate of Deposit Money Desk. We obtain deposits from the local market with no material portion (in excess of 10% of total deposits) dependent upon any one person, entity or industry.

Our AZ Bank also offers safe deposit boxes, night depository facilities, merchant credit card services, notary services, traveler’s checks, note collection, wire transfer services, cashiers checks, telephone banking, internet banking, direct deposit, and automatic transfers between accounts. Our Bank is a member of the regional ATM network and offers nationwide ATM access.

Our holding company, as the parent of our Banks, has no operations and conducts no business of its own other than owning our Bank in Anaheim, California and our Bank in Mesa, Arizona, Premier Commercial Bancorp Statutory Trust I, Premier Commercial Bancorp Statutory Trust II and Premier Commercial Bancorp Statutory Trust III. Accordingly, the discussion of the business which follows concerns the business conducted by our Banks, unless otherwise indicated. No material portion of our company’s business is seasonal.

Our Business Strategy

Our business strategy is to:

•                  Cater to small and medium sized businesses, executives and professionals, and the hospitality industry by offering quality, personalized financial services which have become less available due to consolidation in the banking industry.

•                  Build our deposit base and loan portfolio through relationship banking that is attentive to the needs of our customers.

•                  The Bank continually investigates products and services where it can attain a competitive advantage over others in the banking industry. In this way, management positions the Bank to offer those products and services requested by its customers ahead of its competition.

Internal Growth

Our internal growth strategy is primarily focused on “total relationship banking,” which means developing a personalized package of financial services and providing superior service to customers with high transactional needs.  By focusing on customer relationships, we believe that we fill a niche neglected by the larger banks.

Our target market consists of small businesses, executives and professionals in the Orange County community.  We have hired, and will continue to hire, highly motivated and well-compensated business development officers to generate significant deposit relationships.  Our objective is to retain the most effective business development team of any community bank in Southern California and to support them with quality financial products and exceptional customer service.  In addition, we have focused on selling financial products that bear a logical relationship to each other, such as money market and time deposits.  We believe that our internal growth strategy sets us apart from other community banks in the region.

Employees

As of December 31, 2006, we employed 57 full-time equivalent employees at the Bank in Anaheim and 19 at the AZ Bank.  Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours.  We believe that we enjoy satisfactory relations with our employees.

Competition

The banking business generally, and our market area specifically, is highly competitive.  A number of major banks have offices in our market area and currently dominate loan and deposit origination.  We compete for deposits and loans principally with these major banks, as well as with savings and loan associations, finance companies, credit unions and numerous other financial institutions located in our market area.

Among the advantages, which the major banks have over us, is their ability to finance extensive advertising campaigns and to offer the convenience of many retail outlets.  Many of the major banks operating in our service area offer services, such as trust and international banking services, which we do not offer directly.  In addition, these larger banks usually have substantially higher limits than we do.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  The primary goals of the regulators are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s (the “FDIC”) insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  Consequently, the Company’s growth and earnings performance, as well as those of the Bank may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•                  the Office of the Comptroller of the Currency (the “OCC”).

•                  the Federal Deposit Insurance Corporation; and

•                  the Board of Governors of the Federal Reserve System (the “FRB”);

The system of supervision and regulation applicable to the Company and the Bank governs most aspects of their business, including:

•                  the scope of permissible business activities;

•                  investments;

•                  reserves that must be maintained against deposits;

•                  capital levels that must be maintained;

•                  the nature and amount of collateral that may be taken to secure loans;

•                  the establishment of new branches;

•                  mergers and consolidations with other financial institutions; and

•                  the payment of dividends.

From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.  Various federal laws enacted over the past several years have provided, among other things, for:

•                  the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

•                  the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•                  the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority.  These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

The following discussion of statutes and regulations affecting banks is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the actual statutes and regulations.  No assurance can be given that the statutes and regulations will not change in the future.  Moreover, any changes may have a material effect on our business.

Supervision and Regulation of the Banks

General

The banks as national banking associations, are also a members of the Federal Reserve System, are subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB.  The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law.  The regulations of these agencies govern most aspects of the Bank’s business.  California law exempts all banks from usury limitations on interest rates.

Recent Legislation

Sarbanes-Oxley Act.  During July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent.  The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances.  Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

1.               disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

2.               the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in Premier Commercial’s stock during lock out periods of its pension plans, and any profits on such insider transactions are to be disgorged.  In addition, there is a prohibition of company loans to its executives, except in certain circumstances.  The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Premier Commercial’s auditor.  The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company.  Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Regulation W.  The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Regulatory Capital Treatment of Equity Investments.  In December of 2001 and January of 2002, the OCC, the FRB and the FDIC on the adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules.  Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

USA Patriot Act.  The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

IMLA became effective July 23, 2002.  our Banks have augmented their systems and procedures to comply with IMLA.

Risk-Based Capital Guidelines

General.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

Qualifying Capital.  A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital.  The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•                  common stockholders’ equity;

•                  qualifying non-cumulative perpetual preferred stock (including related surplus); and

•                  minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•                  a portion of the allowance for loan and lease losses;

•                  certain types of perpetual preferred stock and related surplus;

•                  certain types of hybrid capital instruments and mandatory convertible debt securities; and

•                  a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk Weighted Assets and Off-Balance Sheet Items.  Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral.  The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification.  The resulting weighted values from each of the risk classifications are added together. This total is the bank’s total risk weighted assets.

A two-step process determines risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements.  First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor.  Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.  This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

Minimum Capital Standards.  The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations.  The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risk, to which banks may be exposed, such as interest rate, liquidity, market or operational risks.  For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%.  At least 4% must be in the form of Tier 1 capital, net of goodwill.  The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.  In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets.  The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%.  These uniform risk-based capital guidelines and leverage ratios apply across the industry.  Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

Other Factors Affecting Minimum Capital Standards

The federal banking agencies have established certain benchmark ratios of the allowance for loan losses to be held against classified assets.  The benchmark by federal banking agencies is the sum of:

•                  100% of assets classified loss;

•                  50% of assets classified doubtful;

•                  15% of assets classified substandard; and

•                  estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type.  Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation.  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.  The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital.  Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited.  However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

•                  the amount that can be realized within one year of the quarter-end report date; or

•                  10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process, and the level of its interest rate exposure is a critical factor in the evaluation of the bank’s capital adequacy.  A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.  Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Prompt Corrective Action

The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Under the regulations, a bank shall be deemed to be:

•                  “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;”

•                  “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•                  “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•                  “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%.  Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

Information concerning the Company’s and Bank’s capital adequacy at December 31, 2006 is set forth in Note P of the notes to our consolidated financial statements included in Item 7.

Deposit Insurance Assessments

The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss.  The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator.  After being assigned to a particular capital category, a bank is classified into one of three supervisory categories.  The three supervisory categories are:

•                  Group A - financially sound with only a few minor weaknesses;

•                  Group B - demonstrates weaknesses that could result in significant deterioration; and

•                  Group C - poses a substantial probability of loss.

The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates
	Supervisory Group
Capital Group	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

Interstate Banking and Branching

Banks have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations.  Interstate branching into California is, however, limited to the acquisition of an existing bank.

Enforcement Powers

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency.  Enforcement actions may include:

•                  the appointment of a conservator or receiver for the bank;

•                  the issuance of a cease and desist order that can be judicially enforced;

•                  the termination of the bank’s deposit insurance;

•                  the imposition of civil monetary penalties;

•                  the issuance of directives to increase capital;

•                  the issuance of formal and informal agreements;

•                  the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•                  the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

FDIC Receiverships

The FDIC may be appointed as conservator or receiver of any insured bank or savings association.  In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

•                  insolvency;

•                  substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

•                  an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

•                  any willful violation of a cease and desist order which has become final;

•                  any concealment of books, papers, records or assets of the institution;

•                  the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

•                  the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

•                  any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of that institution, its depositors and the FDIC.  Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of that institution with respect to the institution and the assets of the institution; may take over the assets of and operate the institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired.  These guidelines establish operational and managerial standards relating to:

•                  internal controls, information systems and internal audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  asset growth; and

•                  compensation, fees and benefits.

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.  If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan.  Failure to submit a compliance plan or to implement an accepted plan may result in a formal enforcement action.

The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations.  Banks are subject to many federal consumer protection laws and their regulations, including:

•                  the Community Reinvestment Act;

•                  the Truth in Lending Act (the “TILA”);

•                  the Fair Housing Act (the “FH Act”);

•                  the Equal Credit Opportunity Act (the “ECOA”);

•                  the Home Mortgage Disclosure Act or (the “HMDA”); and

•                  the Real Estate Settlement Procedures Act (the “RESPA”).

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system.  This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.  In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination:

•                  overt evidence of discrimination;

•                  evidence of disparate treatment; and

•                  evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable - even when there is no intent to discriminate.

The FH Act regulates may practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status.  The FH Act is broadly written and has been broadly interpreted by the courts.  A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.  Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

•                  declining a loan for the purposes of racial discrimination;

•                  making excessively low appraisals of property based on racial considerations;

•                  pressuring, discouraging, or denying applications for credit on a prohibited basis;

•                  using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

•                  imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•                  racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods.  One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.  HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans.  Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

Other Aspects of Banking Law

The Company and the Bank are also be subject to federal statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings.  There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Impact of Monetary Policies

Banking is a business which depends on rate differentials.  In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings.  These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•                  its open-market dealings in United States government securities;

•                  adjusting the required level of reserves for financial institutions subject to reserve requirements;

•                  placing limitations upon savings and time deposit interest rates; and

•                  adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates.  The nature and timing of any future changes in the FRB’s policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which the Bank’s interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of decreasing our net interest margin, while decreases in interest rates would have the opposite effect.  In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s and the Bank’s net income.

ITEM 2.          PROPERTIES

Our Bank currently operates out of our full-service headquarter in Anaheim, a Loan and Deposit Production Office in Irvine, and a SBA Loan Production Office in Woodland Hills.  Our AZ Bank operates out of our full-service headquarter in Mesa, Arizona. See Note D to the consolidated financial statements included in Item 7 for additional detail on lease terms and commitments.

ITEM 3.          LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Banks, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bans is a party, and none of the above persons has a material interest adverse to the Banks.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the period covered by this report.

PART II

ITEM 5.                             MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED HOLDER MATTERS MARKET INFORMATION

Trading in the Company’s common stock has not been extensive and such trades cannot be characterized as amounting to an active trading market. The Company is aware of two securities dealers who consistently handle transactions in its common stock, Stone & Youngbergh LLC (formerly The Seidler Companies, Incorporated), which is located at 42605 Moonridge Road, Big Bear Lake, CA 92315, and RBC Dain Rauscher, which is located at 610 Newport Center Drive, #900, Newport Beach, CA 92660. Various other firms have handled single transactions, but have not actively been available to assist in trade activities. The Company’s common stock is traded over the counter and listed on the Over-The-Counter Bulleting Board (“OTCBB”) under the symbol “PCBP.OB”, but is not quoted on the NASDAQ Small Cap Market.

The following table summarizes the high and low trade prices for each quarterly period ended since January 1, 2005 for our common stock, as traded on the OTBB:

	2006		2005
	Approximate Sales Price		Approximate Sales Price
	High	Low	High	Low
First Quarter	$35.00	$21.50	$26.00	$19.80
Second Quarter	$25.00	$21.00	$23.00	$22.00
Third Quarter	$22.26	$21.50	$24.00	$20.00
Fourth Quarter	$23.00	$21.50	$25.00	$21.75

HOLDERS

As of February 28, 2007, the total number of shares outstanding was 2,635,491 and those shares were held be approximately 239 shareholders.

CASH DIVIDENDS

To date, we have not paid any cash dividends on our common stock and it is unlikely that we will do so in the foreseeable future.

EQUITY COMPENSATION PLAN INFRMATION

The following table outlines the equity compensation plan information at December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan approved by security holders.	428,321	$5.40	4,520
Equity Compensation Plan not approved by security holders.	—	—	—
Total	428,321	$5.40	4,520

ITEM 6                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the year ended December 31, 2006 and 2005, together with an assessment, when considered appropriate, of external factors that may affect us in the future.  This discussion should be read in conjunction with our financial statements and notes included in this prospectus.

CRITICAL ACCOUNTING POLICIES

The following summaries the critical accounting policies used by the Company.  See Note A in the consolidated financial statements for a complete summary of all significant accounting policies of the Company:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Gain on Sale of Loans

To calculate the gain (loss) on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Shared-Based Payment.”  This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Current Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” (“SFAS No. 156”).  The provisions of this statement require the Company to initially value servicing asset or servicing liability at fair value.  SFAS No. 156 also allows the Company to choose on the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140.  The provisions of this standard are effective as of the first fiscal year beginning after September 15, 2006.  The Company currently uses the amortization method to account for servicing rights, and expects to continue this practice after implementing SFAS No. 156.  The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of operations.

SELECTED FINANCIAL DATA

The following selected financial data with respect to the Company’s consolidated balance sheet as of December 31, 2006 and 2005 and its consolidated statements of income for the years then ended have been derived from the audited financial statements included in this prospectus.  This information should be read in conjunction with such financial statements and the notes thereto.

	At or For the
	Period Ended December 31,
(Dollars in thousands, except per share data)	2006	2005
Summary of Operations:
Interest Income	$19,804	$11,432
Interest Expense	7,018	2,980
Net Interest Income	12,786	8,452
Provision for Loan Losses	1,204	837
Net Interest Income after Provision for Loan Losses	11,582	7,615
Noninterest Income	3,187	3,501
Noninterest Expense	12,533	8,317
Income Before Income Taxes	2,237	2,799
Income Taxes	901	1,111
Minority Interest in Loss of Subsidiary	123	—
Net Income	$1,459	$1,688

Per Share Data (1):
Earnings per Share -Basic	$0.65	$0.93
Earnings per Share - Diluted	$0.58	$0.81
Book Value	$11.94	$6.68
Shares Used for Basic Earnings per Share	2,232,388	1,688,386
Shares Used for Diluted Earnings per Share	2,523,207	2,079,745

Balance Sheet Summary:
Total Assets	$341,612	$278,398
Investment Securities	27,292	30,203
Loans, net of Deferred Fees and Costs	268,667	184,188
Allowance for Loan Losses (“ALL”)	3,074	1,890
Total Deposits	287,796	254,523
Total Shareholders’ Equity	31,457	12,177
Actual Shares Outstanding (1)	2,635,491	1,823,547

Selected Ratios:
Return on Average Assets	0.51%	0.81%
Return on Average Shareholders Equity	6.83%	15.04%
Net Interest Margin	4.73%	4.32%
ALLL to Loans	1.15%	1.03%
ALLL to Non-performing Loans	2605.1%	N/A
Loans to Deposits	93.35%	72.37%
Shareholder’s Equity to Assets	9.21%	4.37%
Efficiency Ratio	78.46%	69.58%
Leverage capital ratio	10.40%	6.77%
Tier 1 capital to risk weighted assets	9.90%	7.18%
Total risk based capital ratio	11.00%	10.22%

(1) Shares and per share data have been retroactively adjusted for the 5-for-4 stock split in 2006.

EARNINGS SUMMARY,

Net income for 2006 was $1,459,000 a decrease of $229,143 or 13.6% compared to the 2005 net income of $1,688,000.  On a diluted basis, per share net income was $0.58 in 2006 compared to $0.81 in 2005, a decrease of 28.4%.  The decrease in earnings in 2006 over 2005 was due to a combination of the following factors:

Increase in net interest income	$4,334,376
Increase in provision for loan losses	(367,000)
Reduction in non-interest income	(314,154)
Increase in noninterest expense	(4,215,760)
Decrease in income tax expense	209,895
Minority Interest in Loss of Subsidiary	123,499

Decrease in Net Income	$(229,144)

Net income for 2005 was $1,688,000 an increase of $534,000 or 46.3% compared to the 2004 net income of $1,154,000.  On a diluted basis, per share net income was $0.81 in 2005 compared to $0.56 in 2004, an increase of 43.8%.  The increase in earnings in 2005 over 2004 was due to a combination of the following factors:

Increase in net interest income	$4,158,037
Increase in provision for loan losses	(349,500)
Decrease in noninterest income	(1,874,282)
Increase in noninterest expense	(941,962)
Increase in income tax expense	(458,000)

Increase in Net Income	$534,293

Each of these changes will be discussed in more detail in the following analysis.

The following table sets forth several key operating ratios for 2006 and 2005:

	At or For the Year
	Ended December 31,
	2006	2005
Return on Average Assets	0.51%	0.81%
Return on Average Equity	6.83%	15.04%
Average Shareholder’s Equity to Average Total Assets	7.50%	5.38%

BALANCE SHEET SUMMARY

The Company experienced substantial growth in 2006 as total assets reached $341.6 million at December 31, 2006, an increase of $63.2 million or 22.7% over the December 31, 2005 total assets of $278.4 million.  The majority of this increase was centered in loans which increased $83.3 million or 45.7% from $182.3 million at December 31, 2005 to $265.6 million at December 31, 2006.  On the other hand, federal funds sold decreased $26.0 million from $45.9 million at December 31, 2005 to $19.9 million at December 31, 2006.  The Company funded this growth primarily through deposits which increased $33.3 million or 13.1% from $254.5 million at December 31, 2005 to $287.8 million at December 31, 2006, as well as borrowings of $8.1 million.

The Company also had substantial growth in 2005 as total assets reached $278.4 million at December 31, 2005 compared $167.26 million in 2004, an increase of $111.2 million or 66.5%.  $36.5 million of this growth was in loans while investment securities increased $15 million and federal funds sold increased $9.3 million.  The 2005 growth in assets was funded primarily by deposit growth of $53.5 million as well as borrowings of $6.2 million.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	For the Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
		Interest	Yield or		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities	$27,646	$1,061	3.84%	$32,526	$1,055	3.24%	$25,218	$569	2.26%
Federal Funds Sold and Other	23,356	1,162	4.98%	23,625	825	3.49%	19,045	312	1.64%
Loans	219,537	17,581	8.01%	139,357	9,552	6.85%	73,273	4,640	6.33%
Total Interest-Earning Assets	270,539	19,804	7.32%	195,508	11,432	5.85%	117,536	5,521	4.70%

Cash and Due from Bank	7,491			8,194			7,349
Premises and Equipment	624			546			423
Other Real Estate Owned	—			—			—
Accrued Interest and Other Assets	8,370			5,636			3,744
Allowance for Loan Losses	(2,447)			(1,442)			(796)
Total Assets	$284,577			$208,442			$128,256
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, Money Market and NOW	$107,333	3,601	3.35%	$75,023	1,613	2.15%	53,755	$864	1.61%
Time Deposits under $100,000	2,345	60	2.56%	1,758	44	2.50%	1,716	35	2.04%
Time Deposits of $100,000 or more	53,771	2,421	4.50%	27,532	882	3.20%	13,608	306	2.25%
Short-term Borrowings	4,517	233	5.16%	1,849	61	5.44%	390	21	0
Long-term Debt	10,847	703	6.48%	6,262	380	5.44%	6,186	21	0
Total Interest-Bearing Liabilities	178,813	7,018	3.92%	112,424	2,980	2.65%	69,469	1,226	1.76%

Noninterest-Bearing Liabilities:
Demand Deposits	79,997			83,996			48,230
Other Liabilities	4,411			798			392
Shareholders’ Equity	21,356			11,224			10,165
Total Liabilities and Shareholders’ Equity	$284,577			$208,442			$128,256
Net Interest Income		$12,786			$8,452			$10,206
Net Yield on Interest-Earning Assets			4.73%			4.32%			5.22%

EARNINGS ANALYSIS

NET INTEREST INCOME

A significant component of our earnings is net interest income.  Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”.  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Year Ended December 31, 2006 versus Year Ended December 31, 2005			Year Ended December 31, 2005 versus Year Ended December 31, 2004
	Increase (Decrease) Due To Change in			Increase (Decrease) Due To Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(171)	$(177)	$6	$194	$292	$486
Federal Funds Sold and Other	(9)	346	337	90	423	513
Loans	6,212	1,817	8,029	4,501	411	4,912
Total Interest Income	6,032	2,340	8,372	4,785	1,126	5,911

Interest-Bearing Liabilities:
Savings, Money Market and NOW	864	1,124	1,988	404	345	749
Time Deposits under $100,000	15	1	16	1	8	9
Time Deposits of $100,000 or more	1,079	460	1,539	20	556	576
Borrowings	124	48	172	420	—	420
Long-term Djept	16	307	323	—	—	—
Total Interest Expense	2,098	1,940	4,038	845	909	1,754
Net Interest Income	$3,934	$400	$4,334	$3,940	$217	$4,157

Net interest income for 2006 was $12.8 million compared to $8.5 million in 2005.  This increase of $4,333,000 was due primarily to a combination of a significant increase in average interest-earning assets as well as an increase in the net yield on average interest-earning assets.  Average interest-earning assets in 2006 were $270.5 million an increase of $75.0 million or 38.4% compared to $195.5 million in 2005.  In addition, the Company’s net yield on these assets increased 41 basis points from 4.32% in 2005 to 4.73% in 2006.  Net interest income and the net yield on interest-earning assets are impacted by changes in interest income and interest expense which are discussed in more detail in the following paragraphs.

Interest income in 2006 was $19.8 million an increase of $8.4 million or 73.2% from the $11.4 million reported in 2005.  This increase was impacted by several factors.  First, as noted above, the Company experienced substantial growth in its average interest-earning assets.  This substantial growth accounted for $6.0 million of additional interest income, by far the majority of the total change in 2006.  The second factor that contributed to the increase in interest income was the overall improvement in the mix of average interest-earning assets.  Loans, the highest yielding asset increased as a percentage of total interest-earning assets from 72% in 2005 to 81% in 2006.  The final factor that impacted the increase in interest income in 2006 was the overall increasing rate environment.  During 2006, the prime rate was increased four times and each time 25 basis points raising the prime rate from 7.25% at the beginning of the year to 8.25% by the end of the year.  Due to this raising rate environment and the improvement in the mix of interest-earning assets, the yield on average earning assets increased 147 basis points from 5.85% in 2005 to 7.32% in 2006.  This increase in yields added $2.3 million in additional interest income in 2006.

Interest expense also increased in 2006 from $3.0 million in 2005 to $7.0 million in 2006.  This increase of $4.0 million or 135.5% occurred for several reasons.  The Company funded the substantial increase in interest-earning assets primarily through additional deposits and borrowings. The increase in interest-bearing liabilities in 2006 was significant at $66.4 million or a 59.0% increase from $112.4 million in 2005 to $178.8 million in 2006.  This increase in average outstanding interest-bearing liabilities added $2.1 million in additional interest expense in 2006.  The rising rate environment also impacted the Company’s cost of deposits and other borrowings.  The net rate paid on these liabilities increased 127 basis points to 3.92% in 2006 from 2.65% in 2005, adding another $1,940,000 in interest expense in 2006.

Net interest income for 2005 was $8.5 million compared to $4.3 million in 2004.  This increase of $861,000 was due primarily to a combination of a significant increase in average interest-earning assets as well as an increase in the net yield on average interest-earning assets. Average interest-earning assets in 2005 were $195.5 million and increase of $78.0 million or 66.4% compared to $117.5 million in 2004. In addition, the Company’s net yield on these assets increased 67 basis points from 3.65% in 2004 to 4.32% in 2005.

Interest income in 2005 was $11.4 million, an increase of $5.9 million or 107.3% from the $5.5 million reported in 2004. This increase was impacted by several factors, the Company experienced substantial growth in its average interest-earning assets, the overall improvement in the mix of average interest-earning assets and the increasing rate environment. Interest expense also increased in 2005 from $1.2 million in 2004 to $3.0 million in 205 due to increases in interest-bearing liabilities as well as increases in the rates paid on these liabilities.

NON-INTEREST INCOME

The Bank receives non-interest income from three primary sources:

1) Loan referral fees

2) Gain on sale of SBA loans

3) Earnings on cash surrender value of life insurance

The Company’s loan referral fee program is an integral part of its operations and significant contributor to its profitability.  The Bank has an extensive network of independent loan brokers who refer commercial real estate loans to the Bank as well as those loans generated by Bank personnel.  The Bank performs credit review, underwriting and packaging services on these loans and then receives a referral fee from the correspondent bank that ultimately funds the loan.  A commission is paid to referring independent loan brokers and reported as a non-interest expense.  During 2006, the Company received $2.8 million in loan referral fees compared to $2.2 million in 2005.

The Company has also established a significant Small Business Administration (“SBA”) loan department.  This department originates SBA loans for which the Company periodically sells off the government guaranteed portion.  The Company’s decision to sell SBA loans is dependent on many factors, including its overall asset management goals and requirements.  During 2006, income from the sale of SBA loans was $420,000 a decrease of $595,000 or 58.6% over the $1.0 million reported in 2005.  As of December 31, 2006, the Company had in its loan portfolio guaranteed SBA loans totaling $4.4 million that could be sold in future periods.

The Company has purchased single premium life insurance to provide for the death benefit under its deferred compensation programs for executive officers.  Earnings on the cash surrender value of these policies totaled $125,833 in 2006 and $122,671 in 2005.

NON-INTEREST EXPENSE

Non-interest expense reflects our costs of products and services related to systems, facilities and personnel.  The Bank’s primary components of non-interest expense are:

1)              Salaries and employee benefits

2)              Occupancy and equipment expenses

3)              Commission paid on loan referrals

4)              Other operating expenses

During 2006, non-interest expenses, exclusive of commission paid on loan referrals was $11.2 million compared to $7.2 million in 2005.  The following table shows the primary components of non-interest expense, exclusive of commissions on loan referrals, as well as the changes between 2006 and 2005:

				2006 to	2005 to
	YearEnded December 31,			2005 Increase	2004 Increase
	2006	2005	2004	(Decrease)	(Decrease)
Salaries and Employee Benefits	$6,449	$4,201	$3,596	$2,248	$605
Occupancy and Equipment Expenses	889	585	460	304	125
Marketing and Business Promotion	400	256	204	144	52
Data Processing	374	298	249	76	49
Professional Fees	498	391	262	107	129
Office Expenses	419	345	240	74	105
Loan Production Expenses	277	399	224	(122)	175
Courier and Delivery Expenses	277	185	148	92	37
Regulatory Assessments and Insurance	185	122	96	63	26
Other Expenses	1,433	397	307	1,036	90

	$11,201	$7,179	$5,786	$4,022	$1,393

The increases above were all related to the significant increase in assets at the Company in 2006.  Average total assets in 2006 were $284.6 million compared to $208.4 million in 2005.

Commissions paid on loan referrals were $1.3 million in 2006 compared to $1.1 million in 2005.  As discussed above, these expenses are directly related to the level of loan referral fees as well as SBA loan sales as outside consultants are utilized in both processes.

INCOME TAXES

Income tax expense decreased in 2006 to $901,000 from $1.1 million in 2005. Income before taxes was $2.2 million in 2006 compared to $2.8 million in 2005.  The Company’s effective tax rate in 2006 was 40.3% compared to 39.7% in 2005.

BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2006 (dollar amounts in thousands):

	2006			2005
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value
Available-for-Sale Securities

U.S. Treasury:
Within One Year	$—	$—		$—	$—

U.S. Government Agencies:
Within One Year	14,796	14,691	2.94%	2,997	2,981
One to Five Years	5,545	5,482	4.27%	20,338	19,942
Five to Ten Years	—	—		—	—
Total U.S. Government Agencies	20,341	20,173	3.31%	23,335	22,923

Other Investment Securities:
Within One Year	979	942	3.73%	978	955
One to Five Years	283	282	7.87%	—	—
Total Other Investment Securities	1,262	1,224	3.39%	978	955

Total Available-for-Sale Securities	$21,603	$21,397	3.41%	$24,313	$23,878

Held-to-Maturity Securities

State and Municipal Governments (1):
Within One Year	$337	$335	3.92%	$331	$329
One to Five Years	4,373	4,273	4.19%	4,064	3,995
Five to Ten Years	1,185	1,171	3.97%	1,946	1,918

Total State and Municipal Governments	$5,895	$5,779	4.13%	$6,341	$6,242

(1) Yields for state and municipal governments are actual, not tax equivalents

No other single issuer of investment securities, other than U.S. Governmental Agencies exceeds 10% of the Company’s shareholder equity.

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes.  At December 31, 2006 and 2005, the Bank had pledged investment securities carried at approximately $20.1 million and $19.9 million, respectively, to secure borrowing arrangements and other purposes.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at December 31, 2006 and 2005 (dollar amounts in thousands):

	2006	2005
Loans
Commercial Real Estate	$206,995	$124,223
Construction	12,906	18,600
Commercial	22,725	22,831
Small Business Administration (“SBA”)	10,236	12,525
Consumer , including Home Equity Loans	15,588	5,916
Total Loans	268,450	184,095
Net Deferred Loan Costs, net of Fees	218	93
Allowance for Loan Losses	(3,074)	(1,890)

Net Loans	$265,594	$182,298

Commitments
Letters of Credit	$2,832	$1,575
Undisbursed Loans	50,318	48,195

Total Commitments	$53,150	$49,770

The following is a brief summary of the types of loans by major category as well as the specific underwriting polices and collateral polices:

Commercial Real Estate — these loans include hotels, multi-family residential units, commercial office buildings, warehouses and small business locations.  These properties are both owner occupied and non owner occupied.  We generally require proof of adequate cash flow to service the debt as well as adequate collateral on these loans.  Loan to appraised value of these loans generally ranges from 60% to 75% depending on the type of property, ownership status and historical cash flows.  Due to our concentration in commercial real estate loans, we monitor quarterly the cash flow performance and real estate values on the majority of the loans in this category.

Construction Loans — these loans include construction projects for single family homes, multi-family residential units and commercial properties.  Generally these loans are made to builders and developers with proven track records and geographically within our primary service area of Southern California.  Due to the volatile nature of these loans, we monitor construction progress and the real estate market quarterly on these projects.

Commercial Loans — these loans are generally to local businesses with long-standing relationships with our loan officers.  These loans can be unsecured or secured depending on the overall financial strength of the borrower and any guarantors.  Most of our commercial borrowers also have substantial deposit account activity with us.  Commercial loans are monitored by a combination of financial statement review and on-site visits by our loan officers.

Small Business Administration Loans (“SBA”) — SBA loans can have the characteristic of our commercial real estate loans as well as our commercial loans.  The majority of our SBA loans are secured by owner-occupied real estate used in the borrowers business.  The loan to value ratio on real estate secured SBA loans ranges from 75% to 90%.   As such, we monitor these loans in a similar fashion as described above for our commercial real estate loans.

Consumers — consumer loans, which include home equity lines, auto loans and other personal loans, are generally made to executives and owners of our business borrowers.

RISK ELEMENTS

We assess and manage credit risk on an ongoing basis through our lending policies.  We strive to continue our historically low level of credit losses by continuing our emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.

In extending credit and commitments to borrowers, we generally require collateral and/or guarantees as security.  The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrower.  Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with our evaluation of the credit worthiness of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property.  We secure our collateral by perfecting our interest in business assets, obtaining deeds of trust, or outright possession among other means.

Once a loan is made, we constantly monitor its performance to determine if any credit deterioration has occurred.  All loans are initially graded for risk using a numeric system of 1 through 5 with 1 being risk free and 5 being acceptable but with less than preferable secondary source of repayment.  Once a loan has been made, the loan officer is responsible for monitoring its performance recommending it for inclusion on the watch list if deterioration occurs.  In addition, we have engaged an outside credit review firm to perform periodic reviews of our portfolio to search for underwriting weakness and loan deterioration.

We believe that our lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances.

The following table shows the maturity distribution of loan portfolio and the as well as the allocation between fixed and variable rate loans as of December 31, 2006 (dollar amounts in thousands):

	Less Than One Year	Over One Year But Less Than Five Years	Over Five Years	Total

Commercial Real Estate	$27,399	$27,647	$151,949	$206,995
Construction	4,668	2,792	5,446	12,906
Commercial	11,224	10,250	1,251	22,725
Small Business Administration (“SBA”)	(126)	(924)	9,438	10,236
Consumer , including Home Equity Loans	476	598	14,514	15,588

	$43,641	$42,211	$182,598	$268,450

Loans with fixed interest rates	$3,730	$18,241	$33,885	$55,856
Loans with variable interest rate:
Adjusting annually or sooner	39,911	23,920	69,686	133,517
Adjusting in excess of annually	—	50	79,027	79,077

	$43,641	$42,211	$182,598	$268,450

NONPERFORMING ASSETS

The Bank has only experienced one non-performing loan or asset from its inception on November 28, 2001 through December 31, 2006.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollar amounts in thousands):

	December 31,
	2006	2005
Loans 90 Days Past Due and Still Accruing	$—	$—
Nonaccrual Loans	118	—

Total Nonperforming Loans	118	—

Other Real Estate Owned	—	—

Total Nonperforming Assets	$118	$—

Nonperforming Loans as a Percentage of Total Loans	0.04%	0.00%
Allowance for Loan Loss as a Percentage of Nonperforming Loans	2605.10%	N/A
Nonperforming Assets as a Percentage of Total Assets	0.03%	N/A

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in our loans.  The provision for loan losses was $1,204,000 in 2006 compared to $837,000 in 2005.

The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	2006	2005
Outstanding Loans:
Average for the Year	$219,537	$139,357
End of the Year	$268,450	$184,095
Allowance For Loan Losses:
Balance at Beginning of Year	$1,890	$1,053
Actual Charge-Offs:
Commercial	20	—
Consumer	—	—
Real Estate	—	—
Total Charge-Offs	20	—
Less Recoveries:
Commercial	—	—
Consumer	—	—
Real Estate	—	—
Total Recoveries	—	—
Net Loans Charged-Off	20	—
Provision for Loan Losses	1,204	837
Balance at End of Year	$3,074	$1,890
Ratios:
Net Loans Charged-Off to Average Loans	0.01%	0.00%
Allowance for Loan Losses toTotal Loans	1.15%	1.03%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	1.06%	0.00%
Net Loans Charged-Off to Provision for Loan Losses	1.66%	0.00%
Allowance for Loan Losses to Nonperforming Loans	2605.10%	N/A

We believe that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense.  These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

The Company’s current methodology is a combination of specific reserves for criticized loans and general reserves for pass loans.  The specific loss factors utilized for the specific reserves are 5% — Special Mention, 15% — Substandard, 50% — Doubtful and 100% — Loss. Allocations vary depending on the type of loan, related collateral, and other factors subject to management’s judgment.  For the non-classified loan portfolio, the Company categories its loans into five loan pools: Consumer, Real Estate & Commercial RE, Construction, Commercial and SBA. The pass loss factor used is 0.75% for all loan pools with the exception of SBA loans which is assessed at a 1.00% loss factor. These percentages have remained the same as used in 2005.  The Bank then adjusts these loss factors for twelve qualitative factors, including management and staff, loan policy, economic factors, concentrations of credit, portfolio performance and others. The qualitative factor takes into account the twelve categories and uses a weighted average factor based on the ratings of each category.

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2006		December 31, 2005
		Loan		Loan
	Amount	Percent	Amount	Percent
Commercial Real Estate	$2,447	77.1%	$1,294	77.1%
Construction	133	4.8%	203	4.8%
Commercial	236	8.5%	240	8.5%
Small Business Administration (“SBA”)	84	3.8%	92	3.8%
Consumer	174	5.8%	61	5.8%
Unallocated	—	n/a	—	n/a
	$3,074	100.0%	$1,890	100.0%

FUNDING

Deposits are our primary source of funds.  The following table summarizes the distribution of average deposits and the average rates paid for the period the years ended December 31, (dollar amounts in thousands):

	Year Ended December 31
	2006		2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Savings, Money Markets and NOW Accounts	$107,333	3.35%	$75,023	2.15%
Time Deposits under $100,000	2,345	2.56%	1,758	2.50%
Time Deposits of $100,000 or More	53,771	4.50%	27,532	3.20%
Total Interest-Bearing Deposits	163,449	3.72%	104,313	2.43%
Noninterest-Bearing Demand Deposits	79,997	n/a	83,996	n/a
Total Average Deposits	$243,446	2.50%	$188,309	1.35%

The scheduled maturity distribution of the Bank’s time deposits of $100,000 or greater, as of December 31, 2006, were as follows (dollar amounts in thousands):

Three Months or Less	$16,630
Over Three Months to One Year	43,546
Over One Year to Three Years	10,057
Over Three Years	1,627
$71,860

In addition to deposits, we may also supplement our funding needs with borrowings.  As of December 31, 2006, the Company had borrowed $12.4 million in junior subordinated debt securities.  This type of borrowing was selected due to its favorable treatment under the regulatory capital guidelines.  See Note G in the audited financial statements for more details on these borrowings and the related impact on regulatory capital requirements.

The Company may also borrow up to $11,000,000 overnight on an unsecured basis from its primary correspondent banks.  In addition, it has two borrowing arrangements with Federal Home Loan Bank.  The first arrangement is a borrowing line for approximately $78.9 million against which the Bank has pledged approximately $132.6 million of its outstanding loans.  The second arrangement is a borrowing line for approximately $17.3 million against which the Bank has pledged approximately $18.1 million of its investment securities.

As of December 31, 2006 the company has a $5.0 million outstanding borrowing against the Bank’s investment securities maturing January 03, 2007. As of December 31, 2005, no amounts were outstanding.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of the Bank’s asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to our shareholders.

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms (dollar amounts in thousands):

		After	After One
	Within	Three Months	Year But
	Three	But Within	Within	After
	Months	One Year	Five Years	Five Years	Total
Interest-Earning Assets:
Federal Funds Sold	$19,875	$—	$—	$—	$19,875
Investment Securities	6,731	9,239	10,137	1,185	27,292
Other Interest-Earning Assets	—	120	—	—	120
Gross Loans	121,305	14,613	84,790	47,959	268,667
	$147,911	$23,972	$94,927	$49,144	$315,954
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$118,610	$—	$—	$—	$118,610
Time Deposits under $100	531	794	891	30	2,246
Time Deposits $100 and over	16,630	43,546	11,684	—	71,860
Borrowings	5,000	—	—	12,372	17,372
	$140,771	$44,340	$12,575	$12,402	$210,088

Interest Rate Sensitivity Gap	$7,140	$(20,368)	$82,352	$36,742	$105,866
Cumulative Interest Rate Sensitivity Gap	$7,140	$(13,228)	$69,124	$105,866

Ratios Based on Total Assets
Interest Rate Sensitivity Gap	2.09%	(5.96%)	24.11%	10.76%	30.99%
Cumulative Interest Rate Sensitivity Gap	2.09%	(3.87%)	20.23%	30.99%

Liquidity refers to our ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis.  Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts.

OFF-BALANCE SHEET ITEMS

The Company’s most significant off-balance sheet item is its commitment to extend credit which totaled $50.3 million, or 18.9% of outstanding loans, at December 31, 2006 and $48.2 million, or 27.1% of outstanding loans at December 31, 2005.  As noted above, the Company has arrangements in place to fund these commitments if they were fully disbursed, which the Company believes is unlikely.

In addition, the Company has ongoing commitments under operating leases as described in Note D of the audited financial statements included as Appendix F.

The Company also has seventeen derivatives with total notational value of $25.5 million as described in Note R of the audited financial statements included as Appendix F.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2006 was $31.5 million, a $1.5 million increase from $12.2 million at December 31, 2005.  This increase was due primarily to earnings of $1.4 million and a secondary stock offering that raised $17.5 million, net of costs.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios.  The Company’s and Bank’s risk-based capital ratios, shown below as of December 31, 2006, have been computed in accordance with regulatory accounting policies.

	Minimum	December 31, 2006
	Requirements	Bank	Company
Tier 1 Capital to Risk-Weighted Assets	4.00%	10.5%	11.0%
Total Capital to Risk-Weighted Assets	8.00%	9.5%	9.9%
Tier 1 Capital to Average Assets	4.00%	10.4%	10.4%

EFFECTS OF INFLATION

The financial statements and related financial information presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

ITEM 7.                  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

   ON THE CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

   Consolidated Balance Sheets

   Consolidated Income Statements

   Consolidated Statement of Changes in Shareholders’ Equity

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
Premier Commercial Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Premier Commercial Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated income statements, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Commercial Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
March 8, 2007

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS	2006	2005

Cash and Due from Banks	$14,977,102	$10,553,082
Federal Funds Sold	19,875,000	45,850,000
TOTAL CASH AND CASH EQUIVALENTS	34,852,102	56,403,082

Time Deposits in Other Financial Institutions	120,000	220,000

Investment Securities Available for Sale	21,397,161	23,861,962
Investment Securities Held to Maturity	5,895,148	6,340,984
TOTAL INVESTMENT SECURITIES	27,292,309	30,202,946

Loans:
Commercial Real Estate	206,994,592	124,222,975
Construction	12,906,441	18,599,755
Commercial	22,725,252	22,831,041
Small Business Administration (“SBA”)	10,235,753	12,525,158
Consumer, Including Home Equity Loans	15,587,650	5,916,466
TOTAL LOANS	268,449,688	184,095,395
Deferred Loan Costs, Net of Fees	217,566	92,592
Allowance for Loan Losses	(3,074,157)	(1,889,500)
NET LOANS	265,593,097	182,298,487

Premises and Equipment	2,732,908	580,586
Federal Reserve and Federal Home Loan Bank Stock — at Cost	2,029,900	1,216,550
Accrued Interest	1,481,136	1,066,317
Cash Surrender Value of Life Insurance	3,013,662	2,905,836
Deferred Income Taxes, Net	1,289,971	701,000
Other Assets	3,206,542	2,802,800

	$341,611,627	$278,397,604

The accompanying notes are an integral part of these financial statements.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005
Deposits:
Noninterest-Bearing Demand	$95,079,901	$110,381,270
Savings, NOW and Money Market Accounts	118,609,866	101,570,397
Time Deposits Under $100,000	2,246,549	1,520,525
Time Deposits $100,000 and Over	71,860,167	41,050,567
TOTAL DEPOSITS	287,796,483	254,522,759

Other Borrowings	5,000,000	—
Junior Subordinated Debt Securities	12,372,000	9,279,000
Accrued Interest and Other Liabilities	3,605,104	2,418,879
TOTAL LIABILITIES	308,773,587	266,220,638

Minority Interest in Subsidiaries	1,381,000	—

Commitments and Contingencies — Notes D and J	—	—

Shareholders’ Equity:
Common stock — no par value; authorized 10,000,000 shares; Issued and outstanding 2,635,491 shares at December 31, 2006 and 1,823,547 shares at December 31, 2005	27,459,095	9,807,880
Retained Earnings	4,150,274	2,691,031
Accumulated Other Comprehensive Income: Net Unrealized Losses on Available-for-Sale Securities, Net of Taxes, of $123,776 and $271,764 as of December 31, 2006 and 2005, respectively; and Unrealized Loss on Cash Flow Hedge, net of taxes, of $28,553 and $50,181 as of December 31, 2006 and 2005 respectively	(152,329)	(321,945)
TOTAL SHAREHOLDERS’ EQUITY	31,457,040	12,176,966

	$341,611,627	$278,397,604

The accompanying notes are an integral part of these financial statements.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2006 and 2005

	2006	2005

INTEREST INCOME
Interest and Fees on Loans	$17,580,638	$9,551,333
Interest on Investment Securities — Taxable	989,445	1,015,344
Interest on Investment Securities — Nontaxable	71,413	39,725
Other Interest Income	1,162,426	825,136
TOTAL INTEREST INCOME	19,803,922	11,431,538
INTEREST EXPENSE
Interest on Savings, NOW and Money Market Accounts	3,600,921	1,613,035
Interest on Time Deposits	2,480,918	925,379
Interest on Borrowings	935,820	441,237
TOTAL INTEREST EXPENSE	7,017,659	2,979,651

NET INTEREST INCOME	12,786,263	8,451,887

Provision for Loan Losses	1,204,000	837,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,582,263	7,614,887
NONINTEREST INCOME
Loan Referral Fees	2,851,036	2,235,950
Gain on Sale of SBA Loans	419,580	1,014,595
Loss on Sale of Investment Securities	(20,002)	—
Earnings on Cash Surrender Value of Life Insurance	125,833	122,672
Other Income (Loss)	(189,168)	128,216
	3,187,279	3,501,433
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,448,907	4,200,744
Occupancy and Equipment Expenses	888,503	584,572
Commissions Paid on Loan Referrals	1,331,545	1,138,182
Other Expenses	3,863,738	2,393,435
	12,532,693	8,316,933
INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	2,236,849	2,799,387
Income Taxes	901,105	1,111,000
Minority Interest in Loss of Subsidiary	123,499	—
NET INCOME	$1,459,243	$1,688,387

NET INCOME PER SHARE — BASIC	$0.65	$0.93
NET INCOME PER SHARE — DILUTED	$0.58	$0.81

The accompanying notes are an integral part of these financial statements.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

					Accumulated
		Common Stock			Other
	Comprehensive	Number of		Retained	Comprehensive
	Income	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2005		1,823,547	$9,807,880	$1,004,347	$(92,829)	$(10,719,398)

Cash Paid for Fractional Shares Resulting from Stock Split				(1,702)		(1,702)

Comprehensive Income:
Net Income	$1,688,386			1,688,386		1,688,386
Unrealized Loss on Cash Flow Hedge, Net of Tax of $33,453	(50,182)				(50,182)	(50,182)
Unrealized Loss on Available-for-Sale Securities, Net of Tax of $117,625	(178,934)				(178,934)	(178,934)
Total Comprehensive Income	$1,459,270

Balance at December 31, 2005		1,823,547	9,807,880	2,691,031	(321,945)	12,176,966

Stock-based Compensation		12,187	197,437			197,437
Secondary Stock Offering, net of costs of $139,731		799,757	17,453,778	—		17,453,778
Comprehensive Income:
Net Income	$1,459,243			1,459,243		1,459,243
Unrealized Gain on Cash Flow Hedge, Net of Tax of $14,419	21,628				21,628	21,628
Unrealized Gain on Available-for-Sale Securities, Net of Tax of $97,001	147,988				147,988	147,988
Total Comprehensive Income	$1,628,859

Balance at December 31, 2006		2,635,491	$27,459,095	$4,150,274	$(152,329)	$31,457,040

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES
Net Income	$1,456,243	$1,688,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	284,073	205,759
Provision for Loan Losses	1,204,000	837,000
Gain on Sale of Investment Securities	20,002	—
Gain on Sale of SBA Loans	(419,580)	(1,014,595)
Net Increase in Cash Surrender Value of Life Insurance	(107,826)	(108,559)
Deferred Income Taxes	(700,000)	(417,000)
Stock-based Compensation	197,437	—
Other Items	404,962	308,992
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,339,311	1,499,983
INVESTING ACTIVITIES
Change in Time Deposits in Other Financial Institutions	100,000	(220,000)
Purchase of Investment Securities Available for Sale	(492,014)	(993,310)
Sale of Investment Securities Available for Sale	2,979,200	—
Maturities/Calls of Investment Securities Available for Sale	651,000	9,100,000
Purchase of Investment Securities Held to Maturity	—	(6,451,751)
Maturities/Calls of Investment Securities Held to Maturity	—	110,000
Purchases of Federal Reserve Bank
Federal Home Loan Bank Stock	(813,350)	(469,100)
Increase in Loans	(90,599,627)	(97,950,405)
Proceeds from Sale of SBA Loans	6,520,597	12,796,315
Purchases of Premises and Equipment	(2,437,598)	(398,521)
NET CASH USED BY INVESTING ACTIVITIES	(84,091,792)	(84,476,772)
FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	1,738,100	81,108,425
Net Increase in Time Deposits	31,535,624	24,385,998
Change in Borrowings	8,093,000	3,093,000
Procees from Secondary Stock Offering, net	17,453,777	—
Change in Borrowings	1,381,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,201,501	108,587,423
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,550,980)	25,610,634
Cash and Cash Equivalents at Beginning of Period	56,403,082	30,792,448

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,852,102	$56,403,082
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$6,774,389	$3,100,123
Taxes Paid	$1,910,000	$1,855,000

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Commercial Bancorp, its wholly owned subsidiary, Premier Commercial Bank, N.A. and its 86.5% owned subsidiary, Premier Commercial Bank Arizona, N.A. (the “Banks”), collectively referred to herein as the “Company.”  All significant intercompany transactions have been eliminated.

Nature of Operations

The Company has been organized as a single operating segment and operates one full-service office in Anaheim, California and one in Mesa, Arizona.  The Company’s primary sources of revenue are providing loans to customers, who are predominately small and middle-market businesses and individuals and originating government guaranteed loans for sale to institutional investors in the secondary market.  The Company also generates fee income by servicing the sold government guaranteed loans and co-originating commercial real estate loans with another regional lender.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Company was in compliance with all reserve requirements as of December 31, 2006.

The Company maintains amounts due from banks, which exceed federally insured limits.  The Company has not experienced any losses in such accounts.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity.  Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days (based on contractual terms) or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans - Continued

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.

Comprehensive Income

The Company adopted Statement of SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain or loss on available-for-sale securities, net of taxes, and unrealized gain or loss on cash flow hedges, net of taxes, are the only components of other comprehensive income for the Company.

Disclosure about Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Derivative Financial Instruments

Derivative financial instruments may be constructed to act as hedges either (1) to protect against adverse changes in the fair value of assets, liabilities, firm commitments to purchase or sell specific assets or liabilities, or (2) to protect against adverse cash flows associated with these items or other probable transactions.  The asset, liability, or firm commitment is referred to as the hedged or underlying item.  The hedge is constructed so that its fair value or the cash flows arising from the derivative transaction change in response to certain events in an offsetting manner to the changes in the fair value or cash flows of the underlying item.

All derivatives must be recorded at their current fair value on the balance sheet.  Changes in the fair value of the derivative results in a gain or loss for the Company.  Recognition of these gains and losses depends on how the derivative is classified.  If certain conditions are met, derivatives may be specifically classified or designated as fair value hedges or cash flow hedges.

Fair value hedges are intended to reduce or eliminate the exposure to adverse changes in the fair value of a specific underlying item.  Gains or losses in the hedging instrument are recognized in the income statement during the period that the change in fair value occurred.  The offsetting gain or loss on the hedged item which is attributable to the risk being hedged is also recognized in the income statement for the same period.  Hedge ineffectiveness results if the changes in fair values of the derivative and the underlying item do not exactly offset.  This ineffectiveness is included in earnings in the period in which it occurs.

Cash flow hedges are intended to hedge exposure to variable cash flows of a forecasted transaction or an underlying instrument.  They are effective to the extent that the Bank receives additional cash flows from the hedge when it receives lower cash flows from the hedged item and vice-versa.  The effective portion of a hedge gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

If a derivative does not meet the requirements for designation as one of these specific categories of hedge, gains or losses associated with changes in its fair value are immediately recognized in the income statement.

The term “notional amount” is a measure of quantity in a derivative instrument.  In the case of a fair value or cash flow hedge, it will generally be the same amount as the balance of the underlying asset or liability.  In the case of other derivatives, the amount may differ from the balance of any underlying instruments.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Shared-Based Payment.”  This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Change in Accounting Principle

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective method”.  Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated.  In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  Adopting SFAS No. 123(R) had no material impact on the Company results of operations as the Company had accelerated vesting for the majority of the outstanding options in 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123(R), the Company’s net income and income per share would have changed to the pro forma amounts indicated below:

2005
Net Income
As Reported	$1,688,386
Stock-Based Compensation using Intrinsic Value Method	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123(R)	(147,905)
Pro Forma	$1,540,481

Basic Income Per Share:
As Reported	$0.93
Pro Forma	$0.84

Diluted Income Per Share:
As Reported	$0.81
Pro Forma	$0.74

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Current Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” (“SFAS No. 156”).  The provisions of this statement require the Company to initially value servicing asset or servicing liability at fair value.  SFAS No. 156 also allows the Company to choose on the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140.  The provisions of this standard are effective as of the first fiscal year beginning after September 15, 2006.  The Company currently uses the amortization method to account for servicing rights, and expects to continue this practice after implementing SFAS No. 156.  The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of operations.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent.  The carrying amount of investment securities and their approximate fair values at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
December 31, 2006:
U.S. Government Agencies	$20,341,154	$6,071	$(174,198)	$20,173,027
Other Investment Securities	1,262,299	—	(38,165)	1,224,134

	$21,603,453	$6,071	$(212,363)	$21,397,161
December 31, 2005:
U.S. Government Agencies	$23,334,355	$—	$(411,758)	$22,922,597
Other Investment Securities	978,889	—	(39,524)	939,365

	$24,313,244	$—	$(451,282)	$23,861,962
Held-to-Maturity Securities:
December 31, 2006:
State and Municipal Governments:
Taxable	$4,137,771	$—	$(98,626)	$4,039,145
Nontaxable	1,757,377	1,397	(18,698)	1,740,076

	$5,895,148	$1,397	$(117,324)	$5,779,221
December 31, 2005:
State and Municipal Governments:
Taxable	$4,501,871	$—	$(83,189)	$4,418,682
Nontaxable	1,839,113	2,921	(18,222)	1,823,812

	$6,340,984	$2,921	$(101,411)	$6,242,494

Investment securities carried at $20,173,027 and $19,941,596 at December 31, 2006 and 2005, respectively, were pledged to secure borrowing arrangements discussed in Note F as well as other purposes.

During 2006 the Company sold investment securities with a net book value of $2,999,202 for $2,979,200, resulting in a recognized loss of $20,002.

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve month and more than twelve months at December 31, are summarized in the following table:

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - INVESTMENT SECURITIES - Continued

	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
December 31, 2006:
U.S. Government Agencies	$—	$—	$(174,198)	$14,420,801	$(174,198)	$14,420,801
Other Investment Securities	(1,673)	281,738	(36,492)	942,397	(38,165)	1,224,135
Municipals	(1,377)	305,854	(115,947)	5,159,971	(117,324)	5,465,825

	$(3,050)	$587,592	$(326,637)	$20,523,169	$(329,687)	$21,110,761
December 31, 2005:
U.S. Government Agencies	$(83,543)	$5,458,111	$(328,215)	$17,464,485	$(411,758)	$22,922,596
Other Investment Securities	—	—	(39,524)	939,366	(39,524)	939,366
Municipals	(101,411)	5,846,574	—	—	(101,411)	5,846,574

	$(184,954)	$11,304,685	$(367,739)	$18,403,851	$(552,693)	$29,708,536

As of December 31, 2006, the Company had twenty five investment securities where estimated fair value had declined 1.5% from the Company’s amortized cost.  Management evaluates investment securities for other-than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines in value are deemed to be other-than-temporary.

The amortized cost and estimated fair value of all investment securities as of December 31, 2006 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay the obligation with or without prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in One Year or Less	$15,775,043	$15,633,112	337,000	$334,993
Due from One Year to Five Years	5,828,410	5,764,049	4,372,771	4,272,947
Due from Five Years to Ten Years	—	—	1,185,377	1,171,281

	$21,603,453	$21,397,161	$5,895,148	$5,779,221

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE C - LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within Orange County, California.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Company also originated SBA loans for sale to institutional investors.  Substantial portions of the Company’s revenues are from origination of loans guaranteed by the Small Business Administration under its various programs and sale of the guaranteed portions of those loans.  Funding for these SBA programs depends on annual appropriations by the U.S. Congress.

The Company was servicing approximately $18,807,000 and $21,997,000 in SBA loans previously sold as of December 31, 2006 and 2005, respectively.  The Company has recorded servicing assets related to these loans totaling $228,942 and $585,058 as of December 31, 2006 and 2005, respectively.  The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2006 and 2005.  Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.  For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced.  A valuation allowance is recorded if the fair value is below the carrying amount of the asset.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee.  In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The Company had interest-only strips of $65,459 and $152,041 as of December 31, 2006 and 2005, respectively.  The estimated fair value of the interest-only strips approximated the carrying amount at December 31, 2006 and 2005.  Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

A summary of the changes in the allowance for loan losses as of December 31 follows:

	2006	2005

Balance at Beginning of Year	$1,889,500	$1,052,500
Additions to the Allowance Charged to Expense	1,204,000	837,000
Recoveries on Loans Charged Off	—	—
	3,093,500	1,889,500
Less Loans Charged Off	(19,343)	—

	$3,074,157	$1,889,500

The Company did not have any significant non-performing or impaired loans outstanding during the years ended December 31, 2006 and 2005.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2006	2005
Furniture, Fixtures, and Equipment	$1,168,994	$552,865
Computer Equipment	708,628	498,210
Leasehold Improvements	1,760,796	156,316
	3,638,418	1,207,391
Less Accumulated Depreciation and Amortization	(905,510)	(626,805)

	$2,732,908	$580,586

At December 31, 2006, the future lease rental payable under noncancellable operating lease commitments for the Company’s Anaheim and Arizona main office and additional suites used for administrative purposes was as follows:

2007	$1,032,000
2008	1,147,000
2009	1,176,000
2010	1,103,000
2011	1,230,000
Thereafter	3,151,000

$8,839,000

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense. The Company’s Anaheim main office, which is subject to a sublease, and the leases for the additional suites all expire on October 2013 with the exception to the Irvine facility which expires December 2011.  Arizona’s main office expires October 2016.

Total rental expense was approximately $506,500 for the year ended December 31, 2006 and $325,000 for the year ended December 31, 2005.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE E - DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

Due in One Year or Less	$61,500,763
Due from One to Three Years	10,509,413
Due from Three to Five Years	2,096,540

$74,106,716

NOTE F - BORROWING ARRANGEMENTS

The Company may borrow up to $11,000,000 overnight on an unsecured basis from its primary correspondent banks.  In addition, it has two borrowing arrangements with Federal Home Loan Bank.  The first arrangement is a borrowing line for approximately $78.9 million against which the Company has pledged approximately $132.6 million of its outstanding loans.  The second arrangement is a borrowing line for approximately $17.3 million against which the Company has pledged approximately $18.1 million of its investment securities.

As of December 31, 2006 the Company has a $5.0 million outstanding borrowing against the bank’s investment securities maturing January 3, 2007 including interest at 5.3%.  As of December 31, 2005, no amounts were outstanding.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On December 10, 2004, the Company issued $6,186,000 of junior subordinated debt securities (the “debt securities”) to Premier Commercial Bancorp Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on March 15, 2035.  Interest is payable quarterly on these debt securities at a fixed rate of 6.05% per annum from December 10, 2004 until March 15, 2010 and thereafter at a variable per annum rate, reset quarterly, equal to LIBOR plus 2.05%. The debt securities can be redeemed for 103.14% of the principal balance in 2006, 102.355% in 2007, 101.57% in 2008, 100.785% in 2009 and at par thereafter.  The debt securities can also be redeemed at par prior to that date if certain events occur that impact the tax treatment or the capital treatment of the issuance.

On December 23, 2005, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Premier Commercial Bancorp Trust II, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on March 15, 2036.  Interest is payable quarterly on these debt securities at a fixed rate of 6.64% per annum from December 23, 2005 until December 15, 2012 and thereafter at a variable per annum rate, reset quarterly, equal to LIBOR plus 1.75%. The debt securities can be redeemed for 103.525% of the principal balance in 2006, 103.021% in 2007, 102.518% in 2008, 102.014% in 2009, 101.511% in 1010, 101.007% in 2011, 100.504% in 2012 and at par thereafter.  The debt securities can also be redeemed at par prior to that date if certain events occur that impact the tax treatment or the capital treatment of the issuance.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES — Continued

On June 30, 2006, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Premier Commercial Bancorp Trust III, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and will have a thirty-year maturity.  Interest will be payable quarterly on these debt securities at a floating rate of LIBOR plus 1.85% per annum. The debt securities can be redeemed for 103.021% of the principal balance in 2007, 102.517% in 2008, 102.013% in 2009, 101.509% in 2010, 101.005% in 2011, 100.501% in 2012 and at par thereafter.  The debt securities can also be redeemed at par prior to that date if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Company has entered into a cash flow hedge to lock in a fixed interest rate of 7.04% on these borrowings through 2013 when the borrowings can be prepaid without penalty.  The cash flow hedge is further discussed in Note R.

The Company also purchased a 3% minority interest in Premier Commercial Bancorp Trust I, II and III.  The balance of the equity of Premier Commercial Bancorp Trust I, II and III is comprised of mandatorily redeemable preferred securities.

Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Premier Commercial Bancorp Trust I, II and III into the Company financial statements.  The Federal Reserve Board has confirmed to the Company that these mandatorily redeemable preferred securities qualify as Tier 1 Capital (up to 25% of other components of Tier 1 Capital) and the remainder as Tier 2 Capital.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE H - INCOME TAXES

The provision for income taxes for the years ended December 31, consists of the following:

	2006	2005
Current:
Federal	$1,154,000	$1,147,000
State	447,105	381,000
	1,601,105	1,528,000
Deferred	(700,000)	(417,000)

	$901,105	$1,111,000

The following is a summary of the components of the net deferred tax asset recognized in the accompanying statements of financial condition at December 31:

	2006	2005
Deferred Tax Assets:
Pre-Opening Expenses	$392,000	$36,000
Allowance for Loan Losses Due to Tax Limitation	1,198,000	689,000
California Franchise Taxes	192,000	129,000
Unrecognized Loss on Investment Securities and Hedge	102,000	213,000
Deferred Compensation	146,000	109,000
Other Items	18,000	43,000
	2,048,000	1,219,000

Deferred Tax Liabilities:
Cash Basis Reporting for Tax Purposes	(108,000)	(161,000)
Capitalized Loan Costs Deducted for Tax Purposes	(419,000)	(292,000)
Depreciation Differences	(68,000)	(65,000)
Other Items	(163,000)	—
	(758,000)	(518,000)

Net Deferred Tax Assets	$1,290,000	$701,000

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE H - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company’s income tax rates at December 31 follow:

	2006		2005
	Amount	Rate	Amount	Rate
Statutory Federal Tax	$760,000	34.0%	$952,000	34.0%
State Franchise Tax, Net of Federal Benefit	160,000	7.1%	196,000	7.0%
Tax-Free Earnings	(81,000)	(3.6)%	(50,000)	(1.8)%
Other Items, Net	62,105	2.8%	13,000	0.5%

Actual Tax Expense	$901,105	40.3%	$1,111,000	39.7%

NOTE I - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

	2006	2005
Marketing and Business Promotion	$400,093	$255,791
Data Processing	374,354	298,376
Professional Fees	497,955	390,783
Office Expenses	418,940	344,660
Loan Production Expenses	277,164	398,933
Courier and Delivery Expenses	277,417	185,090
Organizational Costs and Expenses- Premier Commercial Bank Arizona, N.A.	752,199	—
Regulatory Assessments and Insurance	184,787	122,445
Other Expenses	680,828	397,357

	$3,863,738	$2,393,435

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE J - COMMITMENTS

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2006 and 2005, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2006	2005
Commitments to Extend Credit	$50,317,636	$48,195,000
Standby Letters of Credit	2,831,949	1,575,000

	$53,149,585	$49,770,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.  The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate.

NOTE K - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors and the companies with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons.  The total outstanding commitment of these loans was approximately $1,575,000 and $1,591,000 at December 31, 2006 and 2005, respectively.

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to approximately $19,499,000 and $9,976,000, respectively.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE L - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2006		2005
	Income	Shares	Income	Shares
Net Income as Reported	$1,459,243		$1,688,386
Weighted Average Shares Outstanding During the Year		2,232,388		1,823,547
Used in Basic EPS	1,459,243	2,232,388	1,688,386	1,823,547
Dilutive Effect of Outstanding Stock Options		290,819		256,198

Used in Dilutive EPS	$1,459,243	2,523,207	$1,688,386	2,079,745

NOTE M - STOCK OPTION AND RESTRICTED STOCK PLANS

Under the terms of the Company’s stock option plan, officers and key employees may be granted both nonqualified and incentive stock options and directors, who are not also an officer or employee, may only be granted nonqualified stock options.  The stock option plan provides for options to purchase 436,748 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options are granted at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over five years.  The stock option plan provides for accelerated vesting if there is a change of control as defined in the stock option plan.

The Company did not grant any new options under the stock option plan in 2006 and 2005.

A summary of the status of the Company’s stock option plan as of December 31, 2006 and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at Beginning of Year	428,321	$5.40
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstandingat End of Year	428,321	$5.40	5.2 Years	$7,305,000

Options Exercisable	424,844	$5.35	5.2 Years	$7,268,000

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE M - STOCK OPTION AND RESTRICTED STOCK PLANS - Continued

No options under the stock option plan were exercised in 2006 and 2005 and there was no material deferred compensation relating to the stock option plan as of December 31, 2006.

The Company also has a restricted stock plan whereby 85,000 shares of the Company’s common stock may be granted to officers and directors.  Under the Plan, grants may include vesting periods up to ten years but no less that two years.  A summary of the activity in the Company’s restricted stock plan during the year ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	24,375	$16.20
New Stock Grants in 2006	24,375	$21.50
Shares Vested and Issued	(12,187)	$16.20
Shares Forfeited	—	—

Nonvested at December 31, 2006	36,563	$19.73

As of December 31, 2006, there was unrecognized compensation costs related to the restricted stock plan of $434,485 of which $368,977 will be recognized in 2007 and $65,508 will be recognized in 2008.  The total fair value of shares vested in 2006 was $271,000.  No shares were vested in 2005.

In addition, the Company’s majority owned subsidiary, Premier Commercial Bank Arizona, NA, has a separate stock option plan under which 155,000 shares were granted in late 2006.  Compensation costs related to these grants were minor in 2006 but as of December 31, 2006, unrecognized compensation costs totaled $490,000 which will be recognized over a weighted-average period of 2.9 years.  See also Note T for subsequent events impacting the subsidiary and its stock option plan.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short-term investments, due from customers on acceptances, and bank acceptances outstanding are considered to approximate fair value.  Short-term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

Derivative Instruments

The fair value of derivative instruments are based upon quoted market prices.  For 2005, these values are included in other liabilities.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments at December 31, 2006 and 2005 is summarized as follows (dollar amounts in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Due From Banks	$14,977	$14,977	$10,553	$10,553
Federal Funds Sold	19,875	19,875	45,850	48,850
Time Deposits in Other Banks	120	120	220	220
Investment Securities	27,292	27,176	30,203	30,104
Loans, Net	265,593	262,424	182,298	178,642
Federal Reserve Bank and FHLB Stock	2,030	2,030	1,217	1,217
Cash Surrender Value Life Insurance	3,014	3,014	2,906	2,906
Investment in Annuities	745	745	805	805
Accrued Interest	1,481	1,481	1,066	1,066

Financial Liabilities:
Deposits	287,796	286,680	254,523	255,107
Other Borrowings	5,000	4,999	—	—
Junior Subordinated Debt Securities	12,372	12,372	9,279	9,279
Accrued Interest and Other Liabilities	3,605	3,605	2,419	2,419

NOTE P - REGULATORY MATTERS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE P - REGULATORY MATTERS - Continued

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that the Banks meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency (the “OCC”) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well capitalized, the Banks must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Company’s and its primary Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		For Capital Adequacey Purposes		Well-Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Company
Total Capital (to Risk-Weighted Assets)	$34,473	11.0%	$25,203	8.0%	$31,504	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$31,289	9.9%	$12,601	4.0%	$18,902	6.0%
Tier 1 Capital (to Average Assets)	$31,289	10.4%	$11,263	4.0%	$14,079	5.0%
Premier Commercial Bank, N.A.
Total Capital (to Risk-Weighted Assets)	$32,357	10.5%	$24,699	8.0%	$30,874	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$29,187	9.5%	$12,350	4.0%	$18,524	6.0%
Tier 1 Capital (to Average Assets)	$29,187	10.4%	$11,269	4.0%	$14,087	5.0%

December 31, 2005
Company
Total Capital (to Risk-Weighted Assets)	$23,694	10.2%	$18,491	8.0%	$23,114	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,636	7.2%	$9,245	4.0%	$13,868	6.0%
Tier 1 Capital (to Average Assets)	$16,636	6.8%	$9,824	4.0%	$12,280	5.0%
Premier Commercial Bank, N.A.
Total Capital (to Risk-Weighted Assets)	$23,092	10.0%	$18,450	8.0%	$23,063	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,155	9.2%	$9,225	4.0%	$13,838	6.0%
Tier 1 Capital (to Average Assets)	$21,155	8.6%	$9,808	4.0%	$12,260	5.0%

The Banks are restricted as to the amount of dividends that can be paid to the holding company. Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC.  Also, the Banks may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.

With certain exceptions, the Company may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE Q - FORMATION OF PREMIER COMMERCIAL BANCORP

On May 19, 2004, Premier Commercial Bancorp acquired all the outstanding shares of the Bank by issuing 1,458,891 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.  The acquisition was accounted for like a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Premier Commercial Bancorp has no significant business activities other than its investment in Premier Commercial Bank, N.A., Premier Commercial Bank Arizona, N.A and its investment and related borrowings from Premier Commercial Bancorp Trusts 1, 2 and 3 discussed in Note G.  Accordingly, no separate financial information on the Company is provided.

NOTE R - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has established policies and procedures to permit limited use of off-balance sheet derivatives to help manage interest rate risk.

Interest Rate Swaps to Manage Interest Rate Risk

The Company has entered into interest rate swaps to mitigate interest rate risk on several of its fixed rate loans.  Under the terms of the swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest.  This swap had the effect of converting the fixed rate loans into a variable or floating rate loans. As of December 31, 2006 the swaps estimated fair value was $(542,608) thousand which was adjusted through earnings along with the similar fair market value increase in the related loan.  The swaps have a total notional value of $22,542,105 and expire between 2016 and 2021.  The notional value, payment terms and expiration date match the amount, payment terms and maturity of the specific fixed rate loan for which it is matched.

Cash Flow Hedge

The Company has also entered into a cash flow hedge to manage the cash flows from a forecasted variable rate borrowing of junior subordinated debt securities.  This hedge had the effect of converting the variable rate forecasted borrowing into a fixed rate obligation.  The effective portion of this hedge’s loss at December 31, 2006 was $(47,588) and was reported as a component of other comprehensive income, net of taxes of $19,035. The cash flow hedge has a notional value of $3,000,000 and expires June 15, 2013.  The notional value, payment terms and expiration date match the amount, payment terms and projected maturity of the variable rate forecasted borrowing for which it is matched.

Cash balance totaling $579,000 and time deposits totaling $120,000 have been pledged at the institution from which the Company purchased these derivatives as collateral for the potential losses in these items.

PREMIER COMMERCIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE S - STOCK SPLITS

On December 15, 2004, the Bancorp’s Board of Directors approved a 5-for-4 stock split of the Company’s outstanding common stock effective for January 19, 2005.

On January 18, 2006, the Bancorp’s Board of Directors approved a 5-for-4 stock split of the Company’s outstanding common stock effective for February 1, 2006.

All of the per-share data in these financial statements and footnotes have been retroactively adjusted to reflect these splits.

NOTE T — SUBSEQUENT EVENT

On February 27, 2007, the Company entered into a Stock Purchase and Sale Agreement (the “Agreement”) whereby the Company will sell its majority interest in the partially owned subsidiary, Premier Commercial Bank Arizona, N.A. (“PCB AZ”), to a group which includes the current minority shareholders of PCB AZ.  The purchase price for the shares owned by the Company is $11 million subject to reductions if the shareholders equity of the PCB AZ is below $9 million at the time of sale.  In addition, at the time of sale, all stock options in the PCB AZ granted to directors and officers of the Company would be forfeited.  The transaction must be completed by August 1, 2007, unless extended by mutual consent of all parties, or the Agreement is terminated.

If the Agreement is terminated, the Company has agreed to purchase the outstanding shares of the minority shareholders for their initial purchase price.  In addition, all warrants and stock options granted to the minority shareholders will be forfeited.

The Agreement and subsequent transfer or ownership is subject to approval by various regulators, including the OCC.

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.       CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report. The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934 (The “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in internal control.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

ITEM 8B.       OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names of, and certain information concerning, the directors and executive officers of the Company.  Each director is elected for a period of one year and thereafter serves until successor is duly elected by the stockholders and qualifies.  Officers serve at the will of the Board of Directors

Name	Age	Position with Registrant	Director or Officer Since	Business Experience During the Past Five Years	Other Directorships Held in Reporting Companies
Kenneth J. Cosgrove	59	Chairman and Chief Executive Officer	2004	Chairman and Chief Executive Officer of Premier Commercial Bank, N.A. and Premier Commercial Bancorp; Chairman of Premier Commercial Bank Arizona, N.A.	None
E. Eugene Hatz	68	Vice Chairman	2004	Vice President and Secretary, Hamilton Materials, Inc.	None
Richard T. Letwak	64	Director	2004	Partner, Letwak & Bennett, certified public accountants.	None
Robert C. Matranga	64	Director	2004	Chief Executive Officer, Bomel Construction Company, Inc., a concrete and general contractor	None
Ashokkumar R. Patel	45	Director, President	2004	President of Premier Commercial Bank, N.A. and Premier Commercial Bancorp; President and Chief Executive Officer of Premier Commercial Bank Arizona, N.A.	None
Steven Perryman	64	Director	2004	Retired; Formerly Group Chairman, TEC Worldwide, Inc.	None
Melvin W. Smith	63	Director	2004	President, Mel Smith Electric, Inc., an electrical and general contractor	None
Ronald P. Thon	62	Director	2004	President & Chief Executive Officer, Thon Insurance Services, Inc.	None
Anthony M. Vitti	63	Director	2004	Attorney in private practice	None
Stephen W. Pihl	45	Exec. Vice President & Chief Credit Officer	2004	Executive Vice President and Chief Credit Officer, Premier Commercial Bank, N.A. and Executive Vice President, Premier Commercial Bancorp	None
Viktor R. Uehlinger	53	Exec. Vice President & Chief Financial Officer	2004	Executive Vice President and Chief Financial Officer of Premier Commercial Bank, N.A., Premier Commercial Bancorp, and Premier Commercial Bank Arizona, N.A.	None

None of the executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such.  There are no family relationships between any of the directors and executive officers of the Company. There are no material proceedings to which any executive officer of the Company or any associate of any executive officer of the Company is a party or has an interest materially adverse to the Company.  No class of the Company’s securities are required to be registered under the Securities Exchange Act of 1934, and therefore compliance with Section 16 of the Securities Exchange Act of 1934 is not applicable.

Code of Ethics

Premier Commercial Bancorp has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

A copy of the Company’s Code of Ethics is contained as Exhibit 14.1 to this Form 10-KSB.  Premier Commercial Bancorp hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

Corporate Governance

Material Changes in the Procedures for Shareholder Nomination of Directors

The Company did not have any material changes to the procedures by which shareholders may recommend nominees to the board of directors of the Company.

Audit Committee

The Company has a separately-designated standing audit committee.  The Audit Committee is composed of Chairman Richard Letwak, and Steve Perryman and Gene Hatz. The Board has determined that each member of the Audit Committee is “independent” within the meaning of the rules and regulations of the SEC.  The Board has determined that the Audit Committee does not have an “audit committee financial expert,” as that term is defined in Item 401(h) of SEC Regulation S-K, because (i) none of the members of the Audit Committee possesses all the requisite qualifications to be considered an “audit committee financial expert” and (ii) thus far, the Board has not been able to successfully recruit an individual who qualifies as an “audit committee financial expert” and who would be willing to serve on the Audit Committee in that capacity.  In the future as a Board vacancy occurs, the Board of Directors will attempt to recruit a member who will meet the SEC definition of “audit committee financial expert”.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (3)	Stock Awards	Option Awards (1) (2)	Non-Equity Incentive Plan Compensation (3)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth J. Cosgrove CEO of the Company and Premier Commercial Bank	2006	$225,000	$75,000	$134,375	$0	$0	$76,117	$17,000	$527,492
Ashokkumar R. Patel President of the Company and Premier Commercial Bank	2006	$225,000	$75,000	$134,375	$0	$0	$16,543	$17,000	$467,918
Viktor R. Uehlinger EVP and Chief Financial Officer	2006	$155,000	$62,500	$26,875	$0	$0	$17,176	$11,250	$272,801
Steven W. Pihl EVP of the Company and EVP/Chief Lending Officer of Premier Commercial Bank	2006	$175,000	$100,000	$49,313	$0	$0	$8,207	$12,000	$344,520

(1)        The Company has not granted option awards since 2002.

(2)                        The amounts in column (f) reflect the dollar amount recognized for financial statement report purposes for the fiscal year end December 31, 2006, in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in footnote M to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in this report on Form 10-KSB.

(3)                        The Company’s named executive officers participate in a bonus plan in which payments are determined based on the achievement of certain financial performance measures and, in all but the case of the Company’s Chief Executive Officer, in addition based on the achievement of certain position specific operational goals.  Amounts in this column represent payments earned in 2006 and paid in March of 2007 under this plan.

(4)                        The amounts in column (h) reflect the actuarial increase in the present value of the named executive officer’s benefits under the officer’s salary continuation agreement. The amounts are established by the Company determined using interest rate assumptions consistent with those used in the Company’s financial statements.

(5)                        The amounts in column (i) include auto allowance and the Company’s contribution under the 401(k) Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	!) Market value of Shares or Units of Stock That Have Not Vested($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ken Cosgrove	68,359	0	0	$5.12	Dec. 2011	3,125	$70,312	$0	$0
	13,672			$5.89	Dec. 2011	6,250	$140,625

Ash Patel	68,359	0	0	$5.12	Dec. 2011	3,125	$70,312	$0	$0
	13,672			$5.89	Dec. 2011	6,250	$140,625

Viktor Uehlinger	19,531	0	0	$5.12	Dec. 2011	938	$21,105	$0	$0
	6,836			$5.89	Dec. 2011	1,875	$42,188

Stephen Pihl	19,531	0	0	$5.12	Dec. 2011	625	$14,063	$0	$0
	6,836			$5.89	Dec. 2011	1,250	$28,125

Mr. Cosgrove, Chief Executive Officer of Premier Commercial Bank and Premier Commercial Bancorp, has an employment agreement for a term, commencing October 1, 2004 and ending December 31, 2007.  Under the agreement, Mr. Cosgrove receives an annual base salary, which is periodically increased.  Under the agreement Mr. Cosgrove is entitled to an annual bonus.  Mr. Cosgrove is provided an automobile allowance, is entitled to accrue up to four weeks vacation time during each year and to have business expenses reimbursed.  If Mr. Cosgrove is terminated for committing a wrong against Premier Commercial Bank, he will not be paid any compensation upon termination.  However, if Mr. Cosgrove is terminated without cause, he will receive 18 months salary if terminated.  In the event of a change of control of Premier Commercial Bancorp and Mr. Cosgrove is terminated or given a different position, title or reduction in base salary, then Premier Commercial Bancorp will have to pay him two years worth of his then current base salary plus the bonus earned for the preceding year, subject to reduction if any of such payment would constitute an excess parachute payment.

Mr. Cosgrove also has a salary continuation agreement which provides that Premier Commercial Bancorp will pay him $75,000 per year for 15 years in 180 payments following his retirement from Premier Commercial Bancorp at age 65 or later (“Retirement Age”).  In the event of disability while Mr. Cosgrove is actively employed prior to Retirement Age, he will receive a lump sum amount within ninety days following termination of employment due to disability based on the accrual balance for the number of years the agreement has been in place with a minimum payment of $50,550, and a maximum payment of $717,478.  In the event of termination without cause, Mr. Cosgrove shall receive a lump sum amount within ninety days following termination of employment based on a set vesting schedule  In the event of a change of control of Premier Commercial Bancorp followed by either voluntary or involuntary termination of Mr. Cosgrove’s employment within twelve months of the change of control, he will receive $75,000 per year for 15 years in 180 payments following his attainment of age 65.  In the event Mr. Cosgrove is entitled to salary continuation benefits and dies prior to receiving all 180 monthly payments, then no further payments are to be paid pursuant to the salary continuation agreement after his death, but the beneficiaries of Mr. Cosgrove shall be entitled to benefits of a split dollar agreement between Mr. Cosgrove and Premier Commercial Bancorp.  Pursuant to the split dollar agreement, upon Mr. Cosgrove’s death, his properly designated beneficiaries would receive $717,478.

Mr. Patel, President and Chief Operating Officer of Premier Commercial Bank and Premier Commercial Bancorp, has an employment agreement for a term, commencing October 1, 2004 and ending December 31, 2007.  Under the agreement, Mr. Patel receives an annual base salary, with periodic increases.  Under the agreement Mr. Patel is entitled to an annual bonus.  Mr. Patel is provided an automobile allowance, is entitled to accrue up to four weeks vacation time during each year and to have business expenses reimbursed.  If Mr. Patel is terminated for committing a wrong against Premier Commercial Bank, he will not be paid any compensation upon termination.  However, if Mr. Patel is terminated without cause, he will receive 18 months salary if terminated.  In the event of a change of control of Premier Commercial Bancorp and Mr. Patel is terminated or given a different position, title or reduction in base salary, then Premier Commercial Bancorp will have to pay him two years worth of his then current base salary plus the bonus earned for the preceding year, subject to reduction if any of such payment would constitute an excess parachute payment.

Mr. Patel also has a salary continuation agreement which provides that Premier Commercial Bancorp will pay him $75,000 per year for 15 years in 180 payments following his retirement from Premier Commercial Bancorp at age 65 or later (“Retirement Age”).  In the event of disability while Mr. Patel is actively employed prior to Retirement Age, he will receive a lump sum amount within ninety days following termination of employment due to disability based on the accrual balance for the number of years the agreement has been in place with a minimum payment of $10,986, and a maximum payment of $717,478.  In the event of termination without cause, Mr. Patel shall receive a lump sum amount within ninety days following termination of employment based on a vesting schedule.  In the event of a change of control of Premier Commercial Bancorp followed by either voluntary or involuntary termination of Mr. Patel’s employment within twelve months of the change of control, he will receive $75,000 per year for 15 years in 180 payments following his attainment of age 65.  In the event Mr. Patel is entitled to salary continuation benefits and dies prior to receiving all 180 monthly payments, then no further payments are to be paid pursuant to the salary continuation agreement after his death, but the beneficiaries of Mr. Patel shall be entitled to benefits of a split dollar agreement between Mr. Patel and Premier Commercial Bancorp.  Pursuant to the split dollar agreement, upon Mr. Patel’s death, his properly designated beneficiaries would receive $717,478.

Mr. Pihl, Executive Vice President and Chief Credit Officer of Premier Commercial Bank and Premier Commercial Bancorp, has a salary continuation agreement which provides that Premier Commercial Bancorp will pay him $38,000 per year for 15 years in 180 payments following his retirement from Premier Commercial Bancorp at age 65 or later (“Retirement Age”).  In the event of disability while Mr. Pihl is actively employed prior to Retirement Age, he will receive a lump sum amount within ninety days following termination of employment due to disability based on the accrual balance for the number of years the agreement has been in place with a minimum payment of $5,450, and a maximum payment of $363,522.  In the event of termination without cause, Mr. Pihl shall receive a lump sum amount within ninety days following termination of employment based on a vesting schedule.  In the event of a change of control of Premier Commercial Bancorp followed by either voluntary or involuntary termination of Mr. Pihl’s employment within twelve months of the change of control, he will receive $38,000 per year for 15 years in 180 payments following his attainment of age 65.  In the event Mr. Pihl is entitled to salary continuation benefits and dies prior to receiving all 180 monthly payments, then no further payments are to be paid pursuant to the salary continuation agreement after his death, but the beneficiaries of Mr. Pihl shall be entitled to benefits of a split dollar agreement between Mr. Pihl and Premier Commercial Bancorp.  Pursuant to the split dollar agreement, upon Mr. Pihl’s death, his properly designated beneficiaries would receive $363,522.

Mr. Uehlinger, Executive Vice President and Chief Financial Officer of Premier Commercial Bank and Premier Commercial Bancorp, has a salary continuation agreement which provides that Premier Commercial Bancorp will pay him $38,000 per year for 15 years in 180 payments following his retirement from Premier Commercial Bancorp at age 65 or later (“Retirement Age”).  In the event of disability while Mr. Uehlinger is actively employed prior to Retirement Age, he will receive a lump sum amount within ninety days following termination of employment due to disability based on the accrual balance for the number of years the agreement has been in place with a minimum payment of $11,407, and a maximum payment of $363,522.  In the event of termination without cause, Mr. Uehlinger shall receive a lump sum amount within ninety days following termination of employment based on a vesting schedule.  In the event of a change of control of Premier Commercial Bancorp followed by either voluntary or involuntary termination of Mr. Uehlinger’s employment within twelve months of the change of control, he will receive $38,000 per year for 15 years in 180 payments following his attainment of age 65.  In the event Mr. Uehlinger is entitled to salary continuation benefits and dies prior to receiving all 180 monthly payments, then no further payments are to be paid pursuant to the salary continuation agreement after his death, but the beneficiaries of Mr. Uehlinger shall be entitled to benefits of a split dollar agreement between Mr. Uehlinger and Premier Commercial Bancorp.  Pursuant to the split dollar agreement, upon Mr. Uehlinger’s death, his properly designated beneficiaries would receive $363,522.

Each officer also receives restricted stock awards under the Company’s plan.  All grants vest in equal yearly installments over a two year period.  In 2005, Mr. Cosgrove and Mr. Patel were each granted 5,000 shares, Mr. Pihl was granted 1,500 and Mr. Uehlinger 1,000.  These grants have since been adjusted for the Company’s February 2006 stock split.  In 2006, Mr. Cosgrove and Patel were each granted 6,250 shares, Mr. Pihl was granted 1,875 and Mr. Uehlinger 1,250.

Compensation of Directors

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
E. Hatz	$16,050	$26,875	$0	$0	$0	$0	$42,925
R. Letwak	$15,800	$26,875	$0	$0	$0	$0	$42,675
R. Matranga	$20,450	$26,875	$0	$0	$0	$0	$47,325
S. Perryman	$23,000	$26,875	$0	$0	$0	$0	$49,875
M. Smith	$25,600	$26,875	$0	$0	$0	$0	$52,475
R. Thon	$15,650	$26,875	$0	$0	$0	$0	$42,525
A. Vitti	$14,200	$26,875	$0	$0	$0	$0	$41,075

(1)   The amounts in column (d) reflect the dollar amount recognized for financial statement report purposes for the fiscal year end December 31, 2006, in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in footnote M to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in this report on Form 10-KSB.

Board members receive director fees for attendance at regular meetings of $750 per meeting, $200 per committee meeting, $300 for the chairman of the committee, and an annual retainer of $5,000.  In addition, in December, 2001, each of the outside directors was granted a stock option to acquire 15,625 shares, and in November, 2002, each of the outside directors was granted a stock option to acquire 7,813 shares.  Also, in 2005 and 2006, each outside director received a restricted stock award grant of 1,000 shares for 2005 and 1,250 shares in 2006.  The 2005 grants have since been adjusted as a result of the February 2006 stock split by the Company.  All restricted stock award grants vest in equal yearly installments over a two year period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of the Company’s common stock, except as set forth in the table below.  The following table sets forth, as of March 1, 2007, the number and percentage of shares of the Company’s outstanding common stock beneficially owned, directly or indirectly, by each of the Company’s directors and principal shareholders and by the directors and officers of the Company as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, principal shareholder or officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 1, 2007.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned.  Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class(1)
Kenneth J. Cosgrove	190,450	(2)	7.01%
E. Eugene Hatz	80,890	(3)	3.04%
Richard T. Letwak	52,481	(4)	1.97%
Robert C. Matranga	130,283	(5)	4.90%
Ashokkumar R. Patel	122,613	(6)	4.51%
Steven Perryman	82,132	(7)	3.09%
Melvin W. Smith	172,107	(8)	6.48%
Ronald P. Thon	102,794	(9)	3.87%
Anthony M. Vitti	33,203	(10)	1.25%

Directors and executive officers as a group (numbering 11)	1,025,515	(11)	34.03%

(1)                                  Includes shares subject to options that are exercisable within 60 days of March 1, 2007.  These are treated as issued and outstanding for the purpose of computing the percentage of  each director and the directors and executive officers as a group, but not for the purpose of computing the percentage of class of any other person.

(2)                                  Includes 82,031 shares acquirable by the exercise of stock options.  Mr. Cosgrove has shared voting and investment powers as to 70,538 shares.  Mr. Cosgrove=s address is c/o Premier Commercial Bank, N.A., 2400 E. Katella Avenue, Suite 125, Anaheim, California 92806.

(3)                                  Includes 23,438 shares acquirable by the exercise of stock options.

(4)                                  Includes 23,438 shares acquirable by the exercise of stock options.  Mr. Letwak has shared voting and investment powers as to 24,310 of these shares.

(5)                                  Includes 23,438 shares acquirable by the exercise of stock options.

(6)                                  Includes 82,031 shares acquirable by the exercise of stock options.

(7)                                  Includes 23,438 shares acquirable by the exercise of stock options.

(8)                                  Includes 19,532 shares acquirable by the exercise of stock options.  Mr. Smith has shared voting and investment powers over 152,575 shares.  Mr. Smith=s address is c/o Premier Commercial Bank, N.A., 2400 E. Katella Avenue, Suite 125, Anaheim, California 92806.

(9)                                  Includes 23,438 shares acquirable by the exercise of stock options.  Mr. Thon has shared voting and investment powers over 28,466 of these shares.

(10)                            Includes 23,438 shares acquirable by the exercise of stock options.

(11)                            Includes 377,894 shares acquirable by the exercise of stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Some of the Company’s directors and executive officers and their immediate families as well as the companies with which they may have interest in, have had loans with the Company’s subsidiaries, Premier Commercial Bank, N.A., and/or Premier Commercial Bank Arizona, N.A. (the “Banks”) in the ordinary course of the Banks’ business.  In addition, the Banks expect to have loans with these persons in the future.  In the Company’s and the Banks’ management opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

Director Independence

The Board has determined that each of the following non-employee directors is “independent” within the meaning of the listing standards and rules of NASDAQ.

E. Eugene Hatz	Richard T. Letwak
Robert C. Matranga	Steven Perryman
Melvin W. Smith	Ronald P. Thon
Anthony M. Vitti

The Audit Committee is composed of Chairman Richard Letwak and Steve Perryman and Gene Hatz.  The Board has determined that each member of the Audit Committee is “independent” within the meaning of the rules and regulations of NASD.

ITEM 13.               EXHIBITS

3.1	Articles of Incorporation as amended (A)

3.2	Bylaws as amended (A)

4.1	Specimen stock certificate (A)

10.1	Premier Commercial Bank, N.A. Employees Retirement Plan and Trust (Tiered Profit Sharing/401(k) Plan) (A)

10.2	Premier Commercial Bank, N.A. 2001 Stock Option Plan, as amended and form of Incentive and Nonqualified Stock Option Agreements (A)

10.3

Premier Commercial Bancorp Restricted Stock Award Plan and form of Executive Officer Restricted Stock Award Agreement, form of Senior Officer Restricted Stock Award Agreement, and form of Director Restricted Stock Award Agreement (A)

10.4	Form of Board of Directors Retainer Agreement (A)

10.5	Director Deferred Fee Agreement of Mel Smith dated July 15, 2004 (A)

10.6	Employment agreement of Kenneth J. Cosgrove dated December 22, 2004 (A)

10.7	Employment agreement of Ashokkumar Patel dated December 22, 2004 (A)

10.8	Salary continuation agreement dated April 1, 2004 between Kenneth J. Cosgrove and Premier Commercial Bank and Addendum A to the agreement (A)

10.9	Salary continuation agreement dated April 1, 2004 between Ashok R. Patel and Premier Commercial Bank and Addendum A to the agreement (A)

10.10	Salary continuation agreement dated April 1, 2004 between Viktor R. Uehlinger and Premier Commercial Bank and Addendum A to the agreement (A)

10.11	Salary continuation agreement dated April 1, 2004 between Stephen W. Pihl and Premier Commercial Bank and Addendum A to the agreement (A)

10.12	Lease for the property located at 2400 E. Katella Avenue, Suite 125 (A)

10.13	Lease for the property located at 2400 E. Katella Avenue, Suite 200 (A)

10.14	Stock Purchase and Sale Agreement (B)

14.1	Code of Ethics (A)

21.1	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

(A)  Previously filed as part of and is hereby incorporated by reference from, the Registration Statement form SB-2 filed with the Commission on April 7, 2006.

(B)  Previously filed as part of and is hereby incorporated by reference from, the Form 8-K Filed with the Commission March 5, 2007.

ITEM 14.               Principal Accountant Fees and Services

The Board of Directors selected Vavrinek, Trine, Day & Co. LLP (“VTD”) as the Company’s independent accountant for the fiscal year ended December 31, 2006. VTD audited the Company’s financial statements for the fiscal year ended December 31 2006, and has been the Company’s accountant since its incorporation. All professional services rendered by VTD concerning the fiscal year ended December 31, 2006, were furnished at customary rates and terms. The Audit Committee of the Board of Directors ahs reviewed the non-audit services rendered by VTD and believes that such services were compatible with maintaining independence.

The aggregate fees billed by VTD for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006, and assistance with our SB-2 filing and for the reviews of the financial statements included in the Company’s Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB for 2006 were $87,000.

Fees for tax-related services were billed by VTD to the Company in the amount of  $11,000 for the last fiscal year.

VTD did not bill the Company any fees related to products or services during 2006 other than those described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Commercial Bank, N.A.

Date:	March 30, 2007	/s/ Kenneth J. Cosgrove
Kenneth J. Cosgrove
Chief Executive Officer,
Chairman and Director

Date:	March 30, 2007	/s/ Viktor R. Uehlinger
Viktor R. Uehlinger
Chief Financial Officer,
Secretary

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Gene Hatz	Director	March 30, 2007
Gene Hatz

/s/ Richard Letwak	Director	March 30, 2007
Richard Letwak

/s/ Robert Matranga	Director	March 30, 2007
Robert Matranga

/s/ Ashok Patel	Director	March 30, 2007
Ashok Patel

/s/ Steve Perryman	Director	March 30, 2007
Steve Perryman

/s/ Mel Smith	Director	March 30, 2007
Mel Smith

/s/ Ronald P. Thon	Director	March 30, 2007
Ronald P. Thon

/s/ Anthony Vitti	Director	March 30, 2007
Anthony Vitti